Form 10-K
period 1997-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1998-04-02
CIK 923649

CALIFORNIA PETROLEUM
                              TRANSPORT CORPORATION

















         ANNUAL REPORT

         FOR YEAR ENDED
         DECEMBER, 31 1997
         ON FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
OR
         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ________________________

                        Commission File number: 33-79220
                                                33-56377

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
             (Exact name of Registrant as specified in its charter)


         STATE OF DELAWARE                                 04-3232976
         -----------------------                           ---------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


                        ROOM 6/9 ONE INTERNATIONAL PLACE
                          BOSTON, MASSACHUSETTS, 02101
               (Address of principal executive offices)     02110-2624
                                                            ----------
                                                            (Zip Code)

                                                              (617) 951-7727
         Registrant's telephone number, including area code:  _______________

         Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                  TITLE OF EACH CLASS                     ON WHICH REGISTERED
                  -------------------                     -------------------

                  NONE                                     NOT APPLICABLE

         Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                           ---------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

DOCUMENTS INCORPORATION BY REFERENCE:

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K.

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

         Item 1.  Business.....................................................1

         Item 2.  Properties ..................................................1

         Item 3.  Legal Proceedings............................................2

         Item 4.  Submission of Matters to a Vote of Security Holders..........2

PART II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters............................2

         Item 6.  Selected Financial Data......................................2

         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................4

         Item 8.  Financial Statements and Supplementary Data .................6

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................13

PART III

         Item 10.          Directors and Officers of the Registrant.......... 13

         Item 11.          Executive Compensation ............................13

         Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management ....................................13

         Item 13.          Certain Relationships and Related Transactions.....14


PART IV

         Item 14.          Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K...................................14

                                     PART I



ITEM 1.  BUSINESS

THE COMPANY

         California Petroleum Transport Corporation, a Delaware corporation ("California Petroleum"), is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage in Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the four Vessels described below from Chevron Transport Corporation ("the Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.


THE OWNERS

         Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("Calpetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") has been organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels. Each of the foregoing companies also is referred to in this document as an "Owner". Each Owner, either pursuant to the terms of its Memorandum of Association and/or pursuant to the terms of the related Mortgage, will engage in no business other than the ownership and chartering of its Vessel and activities resulting from or incidental to such ownership and chartering. Each Owner is wholly-owned by California Tankers Investments Limited, a company organized under the laws of the Bahamas, which is a wholly-owned subsidiary of CalPetro Holdings Limited, an Isle of Man company. None of the Owners is owned by or is an affiliate of California Petroleum and none of California Petroleum or any Owner is owned by or is an affiliate of the Initial Charterer or Chevron.


ITEM 2.  PROPERTIES

                 The double-hulled Vessels were acquired by the Owners at a cost of approximately $80,666,667 for each double-hulled Vessel and $40,000,000 for the single-hulled Vessel.

                          VESSEL TECHNICAL INFORMATION

                                                                      LENGTH              BEAM            DRAFT
VESSEL                       CONSTRUCTION     REGISTRATION          (METERS)          (METERS)         (METERS)

S. Ginn                         Double Hull       Bahamas             274.50             50.00           17.205

C. Rice                         Double Hull       Bahamas             258.90             48.30           16.790

Chevron Mariner                 Double Hull       Liberia             274.50             50.00           17.205

W.E. Crain                      Single Hull       Liberia             274.50             50.00           16.790

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Issuer nor the Owners are parties to any legal proceedings, nor are there any legal proceedings threatened against any of the Issuer or Owners, which in either case are material to their assets or businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) There is no established trading market for the Common Stock of the Registrant.

         (b) As of March, 18 1998 with respect to the Common Stock there was one
(1) holder of record of the Registrant's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.


                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

INCOME STATEMENT DATA

(US Dollars in thousands)                                                                     Period from
                                                                           Year ended         April 1, to
                                                                         December 31,        December 31,
                                                                   1997              1996            1995

INCOME

Interest income                                                  20,421           21,659           16,640

Recovery of general and administrative expenses                      64               64               47
                                                                -------        ---------        ---------

Deduct:                                                          20,485           21,723           16,687
EXPENSES

Interest payable                                                (20,165)         (21,403)         (16,452)
General and administrative expenses                                 (64)             (64)             (47)
Amortization of debt issue costs                                   (256)            (256)            (188)
                                                                -------        ---------        ---------

NET RESULT FOR THE YEAR                                             Nil              Nil              Nil
                                                                =======          =======          =======







                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

BALANCE SHEET DATA


                                                                         December 31,
(US Dollars in thousands)                                          1997             1996              1995

ASSETS

Current assets:

Cash and cash equivalents                                             1                1                 1
Current portion of Serial loan                                   18,160           18,160            17,160
Interest receivable                                               4,962            5,279             5,566
Other assets                                                         28                6                 8
                                                                -------        ---------         ---------
TOTAL CURRENT ASSETS                                             23,151           23,446            22,735

Serial loans receivable less current portion                    112,842          130,834           148,826
Terms loans receivable                                          116,378          116,290           116,202
Deferred charges and other assets                                 2,700            2,956             3,212
                                                               --------       ----------        ----------
TOTAL ASSETS                                                    255,071          273,526           290,975
                                                               ========         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Interest accrued                                                  4,962            5,279             5,566
Current portion of serial mortgage notes                         18,160           18,160            17,160
Other liabilities                                                    28                6                 8
                                                                -------        ---------         ---------

TOTAL CURRENT LIABILITIES                                        23,150           23,445            22,734

Serial mortgage notes                                           114,020          132,180           150,340
Term mortgage notes                                             117,900          117,900           117,900
                                                               --------       ----------        ----------

TOTAL LIABILITIES                                               255,070          273,525           290,974
                                                               --------       ----------        ----------

Shareholders' equity                                                  1                1                 1
                                                                   ----             ----              ----


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      255,071          273,526           290,975
                                                               ========         ========          ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

               The Owners' strategy has been to acquire the Vessels and charter them to Chevron Transport under the Initial Charters which are expected to provide (a) charterhire payments which California Petroleum and the Owners expect will be sufficient to pay, so long as the Initial Charters are in effect
(i) the Owners' obligations under the Acquisition Loans, (ii) the Management Fees and the Technical Advisor's Fees under the Management Agreements, (iii) the estimated Recurring Fees and Taxes, (iv) the estimated fees payable to the Indenture Trustee and the Collateral Trustee and the Designated Representative's Fee, and (v) any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners, (b) Termination Payments sufficient to make sinking fund and interest payments on the Term Mortgage Notes, to the extent allocable to the Vessel for which the related Initial Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered and (c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Initial Charters; and to arrange for vessel management and remarketing services to be available in case any Initial Charter is terminated by Chevron Transport or any Vessel is for any other reason returned to the possession and use of the Owners. However, there can be no assurance that the Management Agreements will be in effect at the time any Initial Charter is terminated.


THE INTERNATIONAL TANKER MARKET

               International seaborne oil and petroleum products transportation services are mainly provided by two types of operator: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. Both types of operators transport oil under short-term contracts (including single-voyage "spot charters") and long-term time charters with oil companies, oil traders, large oil consumers, petroleum product producers and government agencies. The oil companies own, or control through long-term time charters, approximately one third of the current world tanker capacity, while independent companies own or control the balance of the fleet. The oil companies use their fleets not only to transport their own oil, but also to transport oil for third-party charterers in direct competition with independent owners and operators in the tanker charter market.

               The oil transportation industry has historically been subject to regulation by national authorities and through international conventions. Over the past four years, however, an environmental protection regime has evolved which could have a significant impact on the operations of participants in the industry in the form of increasingly more stringent inspection requirements, closer monitoring of pollution-related events, and generally higher costs and potential liabilities for the owners and operators of tankers.

THE INTERNATIONAL TANKER MARKET CONTINUED

               In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following six major types of vessels, based on vessel carrying capacity: (i) ULCC-size range of approximately 320,000 to 450,000 dwt; (ii) VLCC-size range of approximately 200,000 to 320,000; (iii) Suezmax-size range of approximately 120,000 to 200,000 dwt; (iv) Aframax-size range of approximately 60,000 to 120,000 dwt; and (v) small tankers of less than approximately 60,000 dwt. ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax-size tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium-and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

               International tanker charter rates have historically been cyclical and volatile. A peak in charter rates was reached in the early 1970s as the volume of oil imported by developed countries expanded, followed by a downturn resulting from the economic consequences of the first "oil shock" and compounded by the massive ordering of new tonnage. A second upward movement in charter rates and vessel values that began in the late 1970s was halted in the early 1980s and was followed by several years of falling tonne-miles demand and depressed charter rates and vessel values due to reduced overall oil demand as a result of the recession during the early 1980s and the glut of vessel capacity available after the dramatic expansion of the world fleet in the 1970s.

               The tanker time charter and spot markets showed substantial improvement in the late 1980s through 1991, from the low levels reached in the mid 1980s as vessels were running close to or at their maximum speed and minimum time between charters suggesting there was little excess vessel capacity. However, the world tanker market experienced a severe decline in 1992 and daily tanker spot rates, as well as time charter rates, fell dramatically for all tanker sizes mainly due to the decline in the use of tankers for storage after the end of the Gulf War and a higher net fleet expansion in the first half of the year as a result of reduced scrap sales. Charter rates improved somewhat in the years 1993 to 1995 although still far below early 1991 averages, mainly due to the gradual increase in world oil consumption (excluding the countries of the former Soviet Union and Eastern Europe) and low growth rate of the tanker fleet because of scrapping of older units.

                   In 1996 rates strengthened somewhat but were still below rates required to amortize new buildings at present cost. In 1997, for certain periods particularly in the second half of the year, spot rates for VLCC's were at a level sufficient also to amortize new building costs. Suezmax rates also strengthened and although they did not reach levels to amortize new buildings they were substantially above the level sufficient to meet required debt service if initial charters are not prolonged after the minimum period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               We have audited the accompanying balance sheet of California Petroleum Transport Corporation as of December 31, 1997 and 1996 and the related statements of income and cash flows for the period from April 1, to December 31, 1995 and each of the two years in the period ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

               We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the period from April 1, to December 31, 1995 and each of the two years in the period ended December 31, 1996 and 1997 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young
                                                  -----------------
                                                  Ernst & Young
Douglas, Isle of Man                              CHARTERED ACCOUNTANTS


March 18, 1998

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                               STATEMENT OF INCOME



(US Dollars in thousands)                                                                        Period from
                                                                           Year ended            April 1, to
                                                                         December 31,            December 31,
                                                                  1997           1996                 1995
INCOME

Interest income                                                 20,421         21,659               16,640
Recovery of general and administrative expenses                     64             64                   47
                                                               -------        -------              -------

                                                                20,485         21,723               16,687
Deduct:

EXPENSES

Interest payable                                               (20,165)       (21,403)             (16,452)
General and administrative expenses                                (64)           (64)                 (47)

Amortization of debt issue costs                                  (256)          (256)                (188)
                                                               -------        -------              -------

NET RESULT FOR THE YEAR                                            Nil            Nil                  Nil
                                                               =======        =======              =======

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                  BALANCE SHEET


                                                                                        December 31,
(US Dollars in thousands)                               Notes                     1997                1996


ASSETS

Current assets:

Cash and cash equivalents                                                            1                   1
Current portion of Serial loan                              3                   18,160              18,160
Interest receivable                                                              4,962               5,279
Other assets                                                                        28                   6
                                                                               -------             -------

TOTAL CURRENT ASSETS                                                            23,151              23,446

Serial loans receivable less current portion                3                  112,842             130,834
Terms loans receivable                                      4                  116,378             116,290
Deferred charges and other assets                        2(B)                    2,700               2,956
                                                                              --------            --------

TOTAL ASSETS                                                                   255,071             273,526
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Interest accrued                                                                 4,962               5,279
Current portion of serial mortgage notes                  5,6                   18,160              18,160
Other liabilities                                                                   28                   6
                                                                               -------             -------

TOTAL CURRENT LIABILITIES                                                       23,150              23,445

Serial mortgage notes                                     5,6                  114,020             132,180
Term mortgage notes                                       5,7                  117,900             117,900
                                                                              --------            --------

TOTAL LIABILITIES                                                              255,070             273,525
                                                                              --------            --------

Shareholders' equity:
Common stock: 1,000 shares authorized,
  issued and outstanding                                                             1                   1
                                                                                   ---                 ---

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     255,071             273,526
                                                                              ========            ========


                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                             STATEMENT OF CASH FLOWS


                                                                                               Period from
                                                                        Year ended                April 1,
                                                                         December 31,         December 31,
                                                                   1997             1996              1995
(US Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                    -                -                 -
        Adjustments to reconcile net income to
         net cash provided by operating activities:
        Recognition of deferred expenses                            256              256               188
        Changes in assets and liabilities
         Accounts receivable                                        295              289           (22,724)
         Accounts payable                                          (295)            (289)           22,724
                                                                   ----             ----           -------

        Net cash provided by operating activities                   256              256               188
                                                                   ----             ----           -------


CASH FLOWS FROM INVESTING ACTIVITIES:

        Term and Serial loans repaid/(drawn)                     17,904           16,904          (265,028)
                                                                -------          -------          --------

        Net cash from/(used in) investing activities             17,904           16,904          (265,028)
                                                                -------          -------          --------


CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from mortgage notes                                  -                -           268,240
        Debt issue costs                                              -                -            (3,400)
        Serial notes redeemed                                   (18,160)         (17,160)                -
                                                                -------         --------          --------

                                                                (18,160)         (17,160)          264,840

        Net proceeds from issue of common stock                       -                -                 1
                                                                -------         --------          --------
        Net cash(used in)/ provided by
          financing activities                                  (18,160)         (17,160)          264,841
                                                                -------         --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS

        Cash at bank                                                Nil              Nil                 1
                                                                    ===              ===               ===

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


1-       BASIS OF PREPARATION

         The company which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of Calpetro Tankers (Bahamas I) Limited, Calpetro Tankers (Bahamas II) Limited, Calpetro Tankers (Bahamas III) Limited and Calpetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), the Serial Mortgage Notes and the Term Mortgage Notes as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four vessels from Chevron Transport Corporation (the "Initial Charterer"). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from the Initial Charterer.

2-       PRINCIPAL ACCOUNTING POLICIES

         The financial statements have been prepared in accordance with United States generally accepted accounting principles. A summary of the more important accounting policies, which have been consistently applied, is set out below:-

         (a)      REVENUE AND EXPENSE RECOGNITION

                  Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. General and administrative expenses incurred by the company are reimbursed by the Owners.

         (b)      DEFERRED CHARGES

                  Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate.

         (c)      REPORTING CURRENCY

                  The reporting and functional currency is United States
Dollars.

3-       SERIAL LOANS

         The principal balances of the Serial Loans earn interest at rates ranging from 7.15% to 7.62% and mature over a nine year period beginning April 1, 1998. The loans are reported net of the related discounts which are amortized over the term of the loans.

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)

4-       TERM LOANS

         The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts which are amortized over the term of the loans.

5-       SERIAL LOANS AND TERM LOANS COLLATERAL

         The Term and Serial Loans are collateralized by first preference mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an Assignment of Earnings and Insurance to the Company which in turn has assigned such Assignment of Earnings and Insurance to the Collateral Trustee. The Initial Charters and Chevron Guarantees relating to the Vessels have been collaterally assigned pursuant to the Assignment of Initial Charter and Assignment of Initial Charter Guarantee to the Company, which in turn has assigned such Assignments to the Collateral Trustee. The Capital Stock of each of the Owners has been pledged to the Company pursuant to the Stock Pledge Agreements.

6-       SERIAL MORTGAGE NOTES

         The Serial Mortgage Notes bear interest at rates ranging from 6.71% to 7.62% through maturity. The Notes mature over an eleven year period beginning one year from April 1, 1995. Interest is payable semi-annually.

         The outstanding serial loans have the following characteristics:

         Principal due     Interest Rate                 Maturity Date
          on maturity
                $ 000

               18,160             7.15%                 April 1, 1998
               18,160             7.30%                 April 1, 1999
               18,160             7.35%                 April 1, 2000
               18,160             7.44%                 April 1, 2001
               18,160             7.49%                 April 1, 2002
               18,160             7.55%                 April 1, 2003
               12,950             7.57%                 April 1, 2004
                7,740             7.60%                 April 1, 2005
                2,530             7.62%                 April 1, 2006
             --------

              132,180
             --------

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (CONTINUED)


7-       TERM MORTGAGE NOTES

         The Term Mortgage Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve year sinking fund schedule commencing nine years from April 1, 1995. Interest is payable semi-annually.

         The table below provides the scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.


                      Scheduled             No Initial          All Initial
                   Payment Date             Charters               Charters
                                            Terminated           Terminated
                                            $000                       $000

                  April 1, 2004             3,355                     1,700
                  April 1, 2005             6,542                     3,480
                  April 1, 2006             9,526                     5,320
                  April 1, 2007             10,942                    6,340
                  April 1, 2008             10,942                    6,880
                  April 1, 2009             10,942                    7,470
                  April 1, 2010             10,942                    8,110
                  April 1, 2011             10,942                    8,800
                  April 1, 2012             10,942                    9,540
                  April 1, 2013             10,942                   10,360
                  April 1, 2014             10,942                   11,240
                  April 1, 2015             10,941                   38,660
                                            --------               --------

                                            117,900                 117,900
                                            --------               --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.     DIRECTORS AND OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE
OFFICERS OF CALIFORNIA PETROLEUM         AGE         POSITION
Nancy D. Smith                            29         President
Louise E. Colby                           49         Secretary and Treasurer


         NANCY D. SMITH has been the president of California Petroleum since 1994. She has been a director since 1994. She has been the President of JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions since 1993. From 1987 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

         LOUISE E. COLBY has been the secretary and treasurer of California Petroleum since 1994. She has been a director since 1994. She has been the Director, Secretary and Treasurer of JH Management Corporation since 1989. She also has served as Trustee of The Cazenove Street Realty Trust since 1983.


ITEM 11.     EXECUTIVE COMPENSATION

         The directors and officers of California Petroleum are not compensated.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides information as of March, 18 1998 with respect to the ownership by each person or group of persons, known by the registrant to be a record owner of 5% or more of the Common Stock.

         Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Common Stock as of close of business on March, 18 1998


TITLE OF CLASS                                                              NUMBER OF            PERCENT OF
OF SECURITIES                   NAME AND ADDRESS                               SHARES                 CLASS

Common Stock                    The California Trust                            1,000                  100%
                                c/o J H Holdings Corporation
                                P.O. Box 4024
                                Room 6/9
                                One International Place
                                Boston,
                                Massachusetts 02101

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              None.


              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


                   No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES


         Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION



                                   REGISTRANT


                               /s/ Nancy D. Smith
                               ------------------
                                 Nancy D. Smith
                                    President



Date:          March, 18 1998


               Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


NAME                         TITLE                                  DATE

/s/ Nancy D. Smith
------------------
Nancy D. Smith        Director and President                      March, 18 1998
                      (Principal Executive Officer)

/s/ Louise E. Colby
------------------
Louise E. Colby       Director, Secretary and Treasurer           March, 18 1998
                      (Principal Financial and Accounting Officer)