Form 10-Q
period 1998-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1998-07-15
CIK 923649

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998         Commission File Number   33-79220
                                                                  33-56377

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)

Delaware                                    04-3232976
(State of incorporation)                    (I.R.S. Employer
                                            Identification No.)

Room 6/9, One International Place,
Boston, Massachusetts                       02110-2624
(Address of principal executive offices)    (Zip code)

Registrant's telephone number,
    including area code                     (617) 951-7727

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

YES X                             NO

Number of shares outstanding of each class of Registrant's Common
Stock as of May 8, 1998.

Common, $1.00 par value............................ 1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                           FORM 10-Q

                   QUARTER ENDED MARCH 31,1998

                              INDEX

                                                            PAGE

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Review Report of Independent Accountants        2

              Unaudited Condensed Balance Sheet -
                March 31, 1998 and December 31, 1997.         3

              Unaudited Condensed Income Statement
                Three Months Ended March 31, 1998 and
                1997                                          4

              Unaudited Condensed Statement of Cash
                Flows - Three Months Ended March 31,
                1998 and 1997                                 5

              Notes to the unaudited Condensed
                Financial Statements                          6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    8

PART II       OTHER INFORMATION

Item 1.  Legal Proceedings                                    8

SIGNATURES                                                    9


                Omitted items are not applicable

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of California Petroleum Transport Corporation

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 1998, and the related condensed statements of income and the condensed statement of cash flows for the three-month periods ended
March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with United States generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 1997, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 18, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to balance sheet from which it has been extracted.


                                       /s/ Ernst & Young
                                           Chartered Accountants

Douglas, Isle of Man

May 8, 1998

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                UNAUDITED CONDENSED BALANCE SHEET

(US Dollars in thousands)                                 March 31,  Dec. 31,
                                                            1998       1997
Assets

Current assets:

Cash and cash equivalents                                      1          1
Current portion of serial loan
  (Maturity date April 1, 1998)                           18,160     18,160
Interest receivable                                        9,924      4,962
Other assets                                                  24         28
                                                         _______    _______

Total current assets                                      28,109     23,151

Serial loans receivable less current portion (note 2)    112,884    112,842
Terms loans receivable (note 3)                          116,400    116,378
Deferred charges and other assets                          2,636      2,700
                                                        ________    _______


Total assets                                             260,029    255,071
                                                         =======    =======
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                                           9,924      4,962
Current portion of serial mortgage notes (note 2)
  (due April 1, 1998)                                     18,160     18,160
Other liabilities                                             24         28
                                                         _______    _______
Total current liabilities                                 28,108     23,150

Serial mortgage notes (note 4)                           114,020    114,020

Term mortgage notes (note 5)                             117,900    117,900
                                                         _______    _______

Total liabilities                                        260,028    255,070
                                                         _______    _______
Stockholders' equity:
Common stock: 1,000 shares authorized, issued and
  outstanding                                                  1          1
                                                             ___        ___
                                                         _______    _______

Total liabilities and stockholders' equity               260,029    255,071
                                                         =======    =======



















































  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT

(US Dollars in thousands)                    Three months       Three months
                                                    ended              ended
                                           March 31, 1998     March 31, 1997

Income

Interest income                                5,026               5,343

Recovery of overheads                             15                  15
                                               _____               _____

                                               5,041               5,358

Deduct:

Expenses

Interest payable                               4,962               5,279

Overheads                                         15                  15

Amortization of debt issue costs                  64                  64
                                               _____               _____

Net result for the period                        NIL                 NIL
                                               _____               _____























  The accompanying notes are an integral part of this statement

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                 UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(US Dollars in thousands)                     Three months      Three months
                                                     ended             ended
                                             March 31, 1998   March 31, 1997


Cash Flows from Operating Activities:


Net income                                          -                  -
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Recognition of deferred expenses           64                 64
        Recognition of unearned income            (64)               (64)
        Changes in assets and liabilities
        Accounts receivable                    (4,958)            (5,294)
        Accounts payable                        4,958              5,294
                                               ______             ______

Net cash provided by operating activities         NIL                NIL
                                               ______             ______

Net increase in cash and cash equivalent          NIL                NIL
                                               ======             ======


























  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note I-  Business and Summary of Accounting Policies

         Organization and history

         California Petroleum Transport Corporation was incorporated under the laws of the state of Delaware on May 18, 1994. The company is a special purpose corporation that has been organized solely for the purpose of issuing as agent Serial Mortgage Notes and Term Mortgage Notes as full recourse obligations of the company and loaning the proceeds of the sale of the Notes to four vessel owning companies. The Serial Mortgage Notes and the Term Mortgage Notes were issued on April 5, 1995.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

         Revenue and expense recognition

         Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. General and administrative expenses incurred by the company are reimbursed by the vessel owning companies.

         Deferred charges

         Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate.

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           (CONTINUED)

Note 2-  Serial Loans

         The principal balances of the Serial Loans earn interest at rates ranging from 7.15% to 7.62% and mature over an nine year period beginning April 1, 1998. The loans are reported net of the related discounts which are amortized over the term of the loans.

Note 3-  Term Loans

         The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts which are amortized over the term of the loans.

Note 4-  Serial Mortgage Notes

         The Serial Mortgage Notes bear interest at rates ranging from 7.15% to 7.62% through maturity. The Notes mature over a nine year period beginning one year from April 1, 1998. Interest is payable semi-annually.

Note 5-  Term Mortgage Notes

         The Term Mortgages Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve year sinking fund schedule commencing nine years from April 1, 1995. Interest is payable semi-annually.

Item 2. Management's discussion and analysis of financial condition and results of operations

              N/A

PART 11       OTHER INFORMATION

Item 1.       Legal Proceedings

              The company is not party to any legal proceedings the results of which could, in the opinion of management, have a material adverse effect upon the company.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the behalf by the undersigned, thereunto duly authorized.

                                  CALIFORNIA PETROLEUM
                                  TRANSPORT CORPORATION
                                  Registrant


May 8, 1998                       R. Douglas Donaldson
                                  Treasurer








































                               10
02089006.AA0