Form 10-Q
period 1998-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1998-12-01
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                         SECOND QUARTER

                             REPORT

                              1998

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998   Commission File Number 33-79220
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

YES   X                           NO


Number of shares outstanding of each class of Registrant's Common
Stock as of
July 27, 1998.

Common, $1.00 par value..............................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                   QUARTER ENDED JUNE 30, 1998


                              INDEX



                                                             PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Review Report of Independent Accountants               2

         Unaudited Condensed Balance Sheet - June 30, 1998
          and December 31, 1997.                                4

         Unaudited Condensed Income Statement
          Six Months Ended June 30, 1998 and 1997               6

         Unaudited Condensed Statement of Cash Flows -
          Six Months Ended June 30, 1998 and 1997               7

         Notes to Unaudited Condensed Financial Statements      8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     10


SIGNATURES                                                     11

                Omitted items are not applicable

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of California Petroleum Transport Corporation


We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of June 30, 1998, and the related condensed statements of income and the condensed statement of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                       Ernst & Young
                                       Chartered Accountants

Douglas, Isle of Man


July 27, 1998

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)                 June 30,       Dec 31,
                                              1998          1997
Assets

Current assets:

Cash and cash equivalents                        1             1
Current portion of serial loan (note 2)
  (Maturity date April 1, 1999)             18,160        18,160
Interest receivable                          4,637         4,962
Other assets                                    34            28
   _______                                 _______

Total current assets                        22,832        23,151

Serial loans receivable less current
  portion (note 2)                          94,766       112,842
Terms loans receivable (note 3)            116,422       116,378
Deferred charges and other assets            2,572         2,700
                                          ________      ________

Total assets                                             236,592
   255,071
                                          ========      ========
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                             4,637         4,962
Current portion of serial mortgage notes
  (note 4)
  (due April 1, 1999)                       18,160        18,160
Other liabilities                               34            28
                                           _______       _______

Total current liabilities                   22,831        23,150

Serial mortgage notes (note 4)              95,860       114,020

Term mortgage notes (note 5)               117,900       117,900
                                          ________      ________

Total liabilities                          236,591       255,070
                                          ________      ________

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET
                           (CONTINUED)

Stockholders' equity:
Common stock: 1,000 shares authorized,
  issued and outstanding                         1             1
                                              ____          ____

                                          ________      ________

Total liabilities and stockholders'
  equity                                   236,592       255,071
                                          ========      ========

  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT




(US Dollars in thousands)          Three months     Six months
                                  ended June 30,  ended June 30,
                                   1998    1997     1998    1997



Income

Interest income                   4,701   5,026    9,727  10,369
Recovery of overheads                15      15       30      30
                                  _____   _____   ______  ______

                                  4,716   5,041    9,757  10,399


Deduct:

Expenses

Interest payable                  4,637   4,962    9,599  10,241
Overheads                            15      15       30      30
Amortization of debt issue costs     64      64      128     128
                                  _____   _____    _____   _____
Net result for the period           NIL     NIL      NIL     NIL
                                  _____   _____    _____   _____



  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS




(US Dollars in thousands)              Six months     Six months
                                   ended June 30, ended June 30,
                                             1998           1997



Cash Flows from Operating Activities:

   Net income                                   -              -
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Recognition of deferred expenses     (128)          (128)
       Recognition of unearned income         128            128
       Changes in assets and liabilities
        Accounts receivable                   319            289
        Accounts payable                    (319)          (289)
                                           ______         ______

        Net cash provided by operating
         activities                           NIL            NIL
                                           ______         ______



Net increase in cash and cash equivalents     NIL            NIL
                                             ====           ====


  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 1-  Business and Summary of Accounting Policies

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

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

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

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           (CONTINUED)

Note 2-  Serial Loans

         The principal balances of the Serial Loans earn interest at rates ranging from 7.30% to 7.62% and mature over an eight year period beginning April 1, 1999. The loans are reported net of the related discounts which are amortized over the term of the loans.


Note 3-  Term Loans

         The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts which are amortized over the term of the loans.


Note 4-  Serial Mortgage Notes

         The Serial Mortgage Notes bear interest at rates ranging from 7.30% to 7.62% through maturity. The Notes mature over a eight year period beginning April 1, 1999. Interest is payable semi-annually.


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

PART II  OTHER INFORMATION

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



                                       CALIFORNIA PETROLEUM
                                       TRANSPORT CORPORATION
                                       Registrant




            1998                       R. Douglas Donaldson
                                       Treasurer



































                               12
02089006.AA1