Form 10-Q
period 1998-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1998-12-01
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          THIRD QUARTER

                             REPORT

                              1998

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended            Commission File Number   33-79220
September 30, 1998                                    33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)




Delaware                                    04-3232976
(State of incorporation)                    (I.R.S. Employer
                                            Identification No.)



Room 6/9, One International Place,
Boston, Massachusetts                       02110-2624
(Address of principal executive offices)    (Zip code)


Registrant's telephone number, including
area code                                   (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

YES   X                           NO


Number of shares outstanding of each class of Registrant's Common
Stock as of
November 2, 1998.

Common, $1.00 par value..............................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                QUARTER ENDED SEPTEMBER 30, 1998


                              INDEX



                                                             PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Review Report of Independent Accountants               2

         Unaudited Condensed Balance Sheet - September 30,
          1998 and December 31, 1997.                           4

         Unaudited Condensed Income Statement
          Nine Months Ended September 30, 1998 and 1997         6

         Unaudited Condensed Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997         7

         Notes to Unaudited Condensed Financial Statements      9


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  11

Item 3.  Quantitative and Qualitative disclosures about
          Market Risk                                          11



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     15


SIGNATURES                                                     15


                Omitted items are not applicable

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of California Petroleum Transport Corporation


We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 1998, and the related condensed statements of income and the condensed statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                       Ernst & Young
                                       Chartered Accountants

Douglas, Isle of Man


November 2, 1998

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)                 Sept 30,       Dec 31,
                                              1998          1997
Assets

Current assets:

Cash and cash equivalents                        1             1
Current portion of serial loan (note 2)
  (Maturity date April 1, 1999)             18,160        18,160
Interest receivable                          9,274         4,962
Other assets                                    45            28
                                           _______       _______

Total current assets                        27,480        23,151

Serial loans receivable less current
  portion (note 2)                          94,808       112,842
Terms loans receivable (note 3)            116,444       116,378
Deferred charges and other assets            2,508         2,700
                                          ________      ________

Total assets                               241,240       255,071
                                          ========      ========
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                             9,274         4,962
Current portion of serial mortgage
   notes (note 4)
  (due April 1, 1999)                       18,160        18,160
Other liabilities                               45            28
                                           _______       _______

Total current liabilities                   27,479        23,150

Serial mortgage notes (note 4)              95,860       114,020

Term mortgage notes (note 5)               117,900       117,900
                                          ________      ________

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET
                           (CONTINUED)

Total liabilities                          241,239       255,070
                                          ________      ________
Stockholders' equity:
Common stock: 1,000 shares authorized,
  issued and outstanding                         1             1
                                              ____          ____

                                          ________      ________

Total liabilities and stockholders'
   equity                                  241,240       255,071
                                          ========      ========


  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT




(US Dollars in thousands)          Three months     Nine months
                                  ended Sept 30,  ended Sept 30,
                                   1998    1997     1998    1997



Income

Interest income                   4,701   5,026   14,428  15,395

Recovery of overheads                15      15       45      45
                                  _____   _____   ______  ______

                                  4,716   5,041   14,473  15,440


Deduct:

Expenses

Interest payable                  4,637   4,962   14,236  15,203

Overheads                            15      15       45      45

Amortization of debt issue costs     64      64      192     192
                                  _____   _____    _____   _____

Net result for the period           NIL     NIL      NIL     NIL
                                  _____   _____    _____   _____


  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS




(US Dollars in thousands)             Nine months    Nine months
                                   ended Sept 30, ended Sept 30,
                                             1998           1997



Cash Flows from Operating Activities:

   Net income                                   -              -
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Recognition of deferred expenses     (192)          (192)
       Recognition of unearned income         192            192
       Changes in assets and liabilities
        Accounts receivable                 4,293          4,684
        Accounts payable                  (4,293)        (4,684)
                                           ______         ______

        Net cash provided by
         operating activities                 NIL            NIL
                                           ______         ______



Cash Flows from Investing Activities:

   Term and Serial loans                   18,160         18,160
                                          _______        _______

Cash Flows from Financing Activities

   Serial Notes redeemed                 (18,160)       (18,160)
                                          _______         ______

Net increase in cash and cash equivalents     NIL            NIL
                                             ====           ====

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                           (CONTINUED)

Supplementary disclosure of cash flow information

                                     Three months    Nine months
                                   ended Sept 30, ended Sept 30,
                                   1998    1997     1998    1997
                                   $000    $000     $000    $000

Interest paid                       NIL     NIL    9,924  10,558
                                   ====    ====   ======  ======


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

Item 2. Management's discussion and analysis of financial condition and results of operations

         N/A


Item 3.  Quantitative and Qualitative disclosures about Market
         Risk

         (a)  Quantitative information about market risk

         Quantitative information about market risk instruments at December 31, 1997 is as follows:-

          i)  Serial Loans
              The principal balances of the Serial Loans earn interest at rates ranging from 7.15% to 7.62% and mature over a nine year period beginning April 1, 1998. The loans are reported net of the related disscounts which are amoritzed over the term of the loans.

              The outstanding serial loans have the following characteristics:

                          Principal     Interest         Maturity
                                due         rate             date
                              $ 000

                             18,160        7.15%    April 1, 1998
                             18,160        7.30%    April 1, 1999
                             18,160        7.35%    April 1, 2000
                             18,160        7.44%    April 1, 2001
                             18,160        7.49%    April 1, 2002
                             18,160        7.55%    April 1, 2003
                             12,950        7.57%    April 1, 2004
                              7,740        7.60%    April 1, 2005
                              2,530        7.62%    April 1, 2006
                            _______

                            132,180
                            _______

         ii)  Term Loans
              The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts which are amoritzed over the term of the loans.

Item 3.  Quantitative and Qualitative disclosures about Market
         Risk (Continued)

              The table below provides the final principal payments on the Term Loans if none of the Initial
              Charters is terminated and if all of the Initial
              Charters are terminated on the earliest termination dates.

                          Scheduled   No Initial      All Initial
                       Payment date     Charters         Charters
                                      Terminated       Terminated
                                           $ 000            $ 000

                      April 1, 2004        3,355            1,700
                      April 1, 2005        6,542            3,480
                      April 1, 2006        9,526            5,320
                      April 1, 2007       10,942            6,340
                      April 1, 2008       10,942            6,880
                      April 1, 2009       10,942            7,470
                      April 1, 2010       10,942            8,110
                      April 1, 2011       10,942            8,800
                      April 1, 2012       10,942            9,540
                      April 1, 2013       10,942           10,360
                      April 1, 2014       10,942           11,240
                      April 1, 2015       10,941           38,660
                                         _______          _______
                                         117,900          117,900
                                         _______          _______

         iii) Serial Mortgage Notes

              The Serial Mortgage Notes bear interest at rates ranging from 7.15% to 7.62% through maturity. The Notes mature over an eleven year period beginning one year from April 1, 1995. Interest is payable semi-annually.

Item 3.  Quantitative and Qualitative disclosures about Market
         Risk (Continued)

              The outstanding serial loans have the following characteristics:

                      Principal dueInterest Rate    Maturity Date
                        on maturity
                              $ 000

                             18,160        7.15%    April 1, 1998
                             18,160        7.30%    April 1, 1999
                             18,160        7.35%    April 1, 2000
                             18,160        7.44%    April 1, 2001
                             18,160        7.49%    April 1, 2002
                             18,160        7.55%    April 1, 2003
                             12,950        7.57%    April 1, 2004
                              7,740        7.60%    April 1, 2005
                              2,530        7.62%    April 1, 2006
                           ________
                            132,180

         iv)  Term Mortgage Notes

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

Item 3.  Quantitative and Qualitative disclosures about Market
         Risk (Continued)

                          Scheduled   No Initial      All Initial
                       Payment Date    Charters          Charters
                                      Terminated       Terminated
                                            $000             $000

                      April 1, 2004        3,355            1,700
                      April 1, 2005        6,542            3,480
                      April 1, 2006        9,526            5,320
                      April 1, 2007       10,942            6,340
                      April 1, 2008       10,942            6,880
                      April 1, 2009       10,942            7,470
                      April 1, 2010       10,942            8,110
                      April 1, 2011       10,942            8,800
                      April 1, 2012       10,942            9,540
                      April 1, 2013       10,942           10,360
                      April 1, 2014       10,942           11,240
                      April 1, 2015       10,941           38,660
                                        ________         ________

                                         117,900          117,900
                                        ________         ________


         (b)  Qualitative information about market risk

         The Corporation was organized solely for the purpose of issuing, as agent on behalf of certain ship Owners, the Term Mortgage in Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four Vessels from Chevron Transport Corporation.

         The Term and Serial Loans are collateralized by first preference mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an Assignment of Earnings and Insurance to the Company which in turn has assigned such Assignment of Earnings and Insurance to the Collateral Trustee. The Initial Charters and Chevron Guarantees relating to the Vessels have been collaterally assigned pursuant to the Assignment of Initial Charter and Assignment of Initial Charter Guarantee to the Company, which in turn has assigned such Assignments to the Collaterial Trustee. The Capital Stock of each of the Owners has been pledged to the Company pursuant to the Stock Pledge Agreements.

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

























                               15
02089006.AA2