Form 10-K
period 1998-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1999-03-31
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION













ANNUAL REPORT

For year ended
December 31, 1998
on Form 10-K   SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549
                            FORM 10-K

(Mark One)
X   Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 1998

                               OR

    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _____________________ to________________________

    Commission File number:            33-79220
                                       33-56377

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (Exact name of Registrant as specified in its charter)

    State of Delaware                  04-3232976
    _______________________            _______________
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)

                Room 6/9 One International Place
                  Boston, Massachusetts, 02101
     (Address of principal executive offices)     02110-2624
                                                  (Zip Code)

    Registrant's telephone number, including area code:
    (617) 951-7727

    Securities registered pursuant to Section 12(b) of the Act:

                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                ON WHICH REGISTERED

         None                          Not Applicable

    Securities registered pursuant to Section 12(g) of the Act:

                              NONE
                   ___________________________
                        (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  _X___                  No  ____

Documents Incorporation by Reference:

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K.

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-K

                        TABLE OF CONTENTS
                                                             Page
PART I

    Item 1.   Business..........................................1

    Item 2.   Properties........................................2

    Item 3.   Legal Proceedings.................................2

    Item 4.   Submission of Matters to a Vote of
              Security Holders..................................3

PART II

    Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters...................3

    Item 6.   Selected Financial Data...........................3

    Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations........................................5

    Item 7(a) Quantitative and Qualitative
              disclosures about Market Risk ....................6

    Item 8.   Financial Statements and Supplementary
              Data.............................................10

    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure.......................................17

PART III

    Item 10.  Directors and Officers of the
              Registrant.......................................17

    Item 11.  Executive Compensation.......................... 17

    Item 12.  Security Ownership of Certain
              Beneficial Owners and Management................ 17

    Item 13.  Certain Relationships and Related
              Transactions.....................................18

PART IV

    Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K..........................18

                             PART I

ITEM 1.  BUSINESS

THE COMPANY

California Petroleum Transport Corporation, a Delaware corporation ("California Petroleum"), is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners (as defined), 8.52% term mortgage notes due 2015 and serial mortgage notes due between 2004 and 2015, (together the "Notes") as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

THE OWNERS

Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("Calpetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering out one of the Vessels. Similarly, CalPetro Tankers
(IOM) Limited ("CalPetro IOM") has been organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering out one of the Vessels. Each of the foregoing companies also is referred to in this document as an "Owner". Each Owner, either pursuant to the terms of its Memorandum of Association and/or pursuant to the terms of the related mortgage, will engage in no business other than the ownership and chartering of its Vessel and activities resulting from or incidental to such ownership and chartering. Each Owner is wholly owned by California Tankers Investments Limited, a company organized under the laws of the Bahamas, which is a wholly owned subsidiary of CalPetro Holdings Limited, an Isle of Man company. None of the Owners is owned by or is an affiliate of California Petroleum and neither of California Petroleum nor any Owner is owned by or is an affiliate of the Initial Charterer.

THE CHARTERS

Each of the Vessels is currently chartered to the Initial Charterer pursuant to a charter dated as of the date of the original issuance of the notes (collectively, the "Charters") and which is due to expire on April 1, 2015. Upon payment of a termination amount, the Initial Charterer has the right to terminate the charters on any four (in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel), termination dates which, for each Vessel, occur at two-year intervals beginning in 2003, 2004, 2005 or 2006, as the case may be.

THE INTERNATIONAL TANKER MARKET

International seaborne oil and petroleum products transportation services are mainly provided by two types of operator: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. Both types of operators transport oil under short-term contracts (including single-voyage "spot charters") and longer-term time charters with oil companies, oil traders, large oil consumers, petroleum product producers and government agencies. The oil companies own, or control through long-term time charters, approximately one third of the current world tanker capacity, while independent shipowners own or control the balance of the fleet. The oil companies use their fleets not only to transport their own oil, but also to transport oil for third-party charterers in direct competition with independent owners and operators in the tanker charter market.

The oil transportation industry has historically been subject to regulation by national authorities and through international conventions. Over recent years, however, an environmental protection regime has evolved which could have a significant impact on the operations of participants in the industry in the form of increasingly more stringent inspection requirements, closer monitoring of pollution-related events, and generally higher costs and potential liabilities for the owners and operators of tankers.

THE INTERNATIONAL TANKER MARKET CONTINUED

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity: (i) ULCC-size range of approximately 320,000 to 450,000 deadweight tonnes ("dwt");
(ii) VLCC-size range of approximately 200,000 to 320,000 dwt;
(iii) Suezmax-size range of approximately 120,000 to 200,000 dwt;
(iv) Aframax-size range of approximately 60,000 to 120,000 dwt; and (v) small tankers of less than approximately 60,000 dwt. ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax-size tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium-and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates. In particular, freight and charterhire rates are strongly influenced by the supply and demand for shipping capacity. The tanker market in general has been depressed for a number of years, largely as a result of an excess of tonnage supply over demand. In 1998, the Suezmax sector of the tanker market continued to fluctuate and some reductions came as a result of lower oil demand from Asian economies. There is no guarantee that Suezmax rates would be sufficient to meet the debt service required if the bareboat charters entered into with Chevron are not extended.


ITEM 2.  PROPERTIES

The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel.

                                               DELIVERY        APPROXIMATE
VESSEL             CONSTRUCTION  REGISTRATION  DATE            DWT

Samuel Ginn        Double Hull   Bahamas       March 1993      150,000

Condoleezza Rice   Double Hull   Bahamas       August 1993     130,000

Chevron Mariner    Double Hull   Liberia       October 1994    150,000

William E. Crain   Single Hull   Liberia       February 1992   150,000


ITEM 3.  LEGAL PROCEEDINGS

Neither California Petroleum nor the Owners are parties to any legal proceedings, nor are there any legal proceedings threatened against any of California Petroleum or the Owners, which in either case are material to California Petroleum's assets or business.

                             PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1998.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) There is no established trading market for the Common Stock of the Registrant.

(b) As of March 12, 1999 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common
    Stock.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial and other data for Californian Petroleum was derived from more detailed information and financial statements and notes thereto appearing elsewhere in this Annual Report and should be read in conjunction therewith.


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION


INCOME STATEMENT DATA

(US Dollars in thousands)                                             Period
                                         Year ended              April 1, to
                                       December 31,             December 31,
                                  1998         1997        1996         1995

INCOME

Interest income                 19,130       20,421      21,659       16,640
Recovery of general and
  administrative expenses           61           64          64           47
                               _______    _________   _________    _________

                                19,191       20,485      21,723       16,687
EXPENSES

Interest payable              (18,874)     (20,165)    (21,403)     (16,452)

General and administrative
  expenses                        (61)         (64)        (64)         (47)
Amortization of debt
  issue costs                    (256)        (256)       (256)        (188)
                               _______    _________   _________    _________

NET INCOME                         Nil          Nil         Nil          Nil
                               =======    =========   =========    =========

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

BALANCE SHEET DATA


                                                   December 31,
(US Dollars in thousands)         1998         1997        1996         1995

ASSETS

Current assets:

Cash and cash equivalents            1            1           1            1
Current portion of serial loan  18,160       18,160      18,160       17,160
Interest receivable              4,637        4,962       5,279        5,566
Other assets                         6           28           6            8
                               _______    _________   _________    _________

TOTAL CURRENT ASSETS            22,804       23,151      23,446       22,735

Serial loans receivable less
  current portion               94,850      112,842     130,834      148,826
Terms loans receivable         116,466      116,378     116,290      116,202
Deferred charges and other
  assets                         2,444        2,700       2,956        3,212
                              ________   __________  __________   __________

TOTAL ASSETS                   236,564      255,071     273,526      290,275
                              ========     ========    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Interest accrued                 4,637        4,962       5,279        5,566
Current portion of serial
  mortgage notes                18,160       18,160      18,160       17,160
Other liabilities                    6           28           6            8
                               _______    _________   _________    _________

TOTAL CURRENT LIABILITIES       22,803       23,150      23,445       22,734

Serial mortgage notes           95,860      114,020     132,180      150,340
Term mortgage notes            117,900      117,900     117,900      117,900
                              ________   __________  __________   __________

TOTAL LIABILITIES              236,563      255,070     273,525      290,274

                              ________   __________  __________   __________

Shareholders' equity                 1            1           1            1
                                  ____         ____        ____         ____

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY         236,564      255,071     273,526      290,275
                              ========     ========    ========     ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

i)  California Petroleum

California Petroleum's sole business has been to issue, as agent on behalf of the Owners, the Notes and to loan to the Owners the proceeds of the sale of the Notes. California Petroleum's only sources of funds with respect to the Notes are payments of interest and principal on related loans from California Petroleum to each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by California Petroleum are billed to the Owners. California Petroleum has no source of income other than payments to it by the Owners. The net result for the year is neither a gain nor a loss; the detail relating to such result is set forth on page 11 Statement of Income.

ii)  Owners

The Owners' strategy has been to acquire the Vessels and charter them to the Initial Charterer under bareboat charters which are expected to provide (a) charterhire payments which the Issuer and the Owners expect will be sufficient to pay, so long as the Initial Charters are in effect (i) the Owners' obligations under the loans for acquiring the Vessels, (ii) management fees and technical advisor's fees (iii) recurring fees and taxes, and (iv) any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners, (b) Termination Payments sufficient to make sinking fund and interest payments on the Term Mortgage Notes, to the extent allocable to the Vessel for which the related Initial Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered and (c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Initial Charters; and to arrange for vessel management and remarketing services to be available in case any Initial Charter is terminated by the Initial Charterer or any Vessel is for any other reason returned to the possession and use of the Owners.

YEAR 2000

The Vessels are provided with computers and have computerized control systems. Further the Vessels have equipment such as for example navigational aids, communications systems, machinery equipment, cargo measuring equipment and alarm systems that rely on computers or embedded computer chips for proper function.

The initial terms of the Charters extend beyond the year 2000. The Initial Charterer has assured the Company that it is very aware of the year 2000 problem. The Initial Charterer has confirmed that in the dealings with the Vessels it is taking, and will continue to take, all reasonable steps to allow business continuity into the year 2000 and beyond.

The Initial Charterer's obligation to pay charter hire is absolute, including in circumstances where a Vessel should be unfit for use due to computer related problems, should such occur in spite of the Initial Charterer's diligent approach to the preparations for the year 2000. In addition, the Initial Charterer is obliged to indemnify the relevant Owner and the Company in respect of events arising through the term of the Charters with respect to, among other things, all liabilities claims and proceedings arising in any manner out of the operation of the Vessels by the Initial Charterer with no exclusion of events relating to computers or problems that could affect computers at certain dates. The Initial Charterer's obligations as described above are guaranteed by the Chevron Guarantees.

California Petroleum and the Owners rely on banks for their payments and on general communication equipment. California Petroleum and the Owners will only rely on internationally recognized commercial banks and communication companies for providing such services. The Owners rely on services provided by the Manager for their administration and management. The Manager provides these services at a fixed price. The Manager has assured the Owners that it shall be able to provide such services without date related interruptions. Accordingly, the Owners do not expect to incur any year 2000 related expenses.


ITEM 7   (A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

 (a)     QUANTITATIVE INFORMATION ABOUT MARKET RISK

         Quantitative information about market risk instruments at December 31, 1998 is as follows:

         i)   SERIAL LOANS

              The principal balances of the Serial Loans earn interest at rates ranging from 7.30% to 7.62% and mature over a eight year period beginning April 1, 1999. The loans are reported net of the related discounts, which are amortized over the term of the loans.

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
                               _______

                               114,020
                               _______

ITEM 7   (a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

 (a)     QUANTITATIVE INFORMATION ABOUT MARKET RISK (CONTINUED)

    ii)  TERM LOANS

         The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortized over the term of the loans.

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
                               _______            _______

ITEM 7   (a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

 (a)     QUANTITATIVE INFORMATION ABOUT MARKET RISK (CONTINUED)

    iii) SERIAL MORTGAGE NOTES

         The Serial Mortgage Notes bear interest at rates ranging from 7.30% to 7.62% through maturity. The Notes mature over an eight-year period beginning one year from April
         1, 1999.  Interest is payable semi-annually.

         The outstanding serial loans have the following characteristics:

          Principal due  Interest Rate      Maturity Date
            on maturity
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
                              ________

                               114,020
                              ________

ITEM 7   (a)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

 (a)     QUANTITATIVE INFORMATION ABOUT MARKET RISK  (CONTINUED)

    iv)  Term Mortgage Notes

         The Term Mortgage Notes bear interest at a rate of 8.52%
         per annum.  The Principal is repayable on the Term
         Mortgage Notes in   accordance with a twelve-year
         sinking fund schedule commencing nine years from April
         1, 1995.  Interest is payable semi-annually.

         The table below provides the scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.


              Scheduled     No Initial        All Initial
           Payment Date      Charters            Charters
                            Terminated         Terminated
                                  $000               $000

          April 1, 2004          3,355              1,700
          April 1, 2005          6,542              3,480
          April 1, 2006          9,526              5,320
          April 1, 2007         10,942              6,340
          April 1, 2008         10,942              6,880
          April 1, 2009         10,942              7,470
          April 1, 2010         10,942              8,110
          April 1, 2011         10,942              8,800
          April 1, 2012         10,942              9,540
          April 1, 2013         10,942             10,360
          April 1, 2014         10,942             11,240
          April 1, 2015         10,941             38,660
                              ________           ________

                               117,900            117,900
                              ________            _______

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CALIFORNIA PETROLEUM
TRANSPORT CORPORATION

We have audited the accompanying balance sheet of California Petroleum Transport Corporation as of December 31, 1998 and 1997 and the related statements of income and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United Kingdom auditing standards, which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1996, 1997 and 1998 in conformity with accounting principles generally accepted in the United States.





                                       Ernst & Young
Douglas, Isle of Man                   Chartered Accountants



March 12, 1999

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                       STATEMENT OF INCOME



(US Dollars in thousands)
                                            Year ended
                                           December 31,
                                  1998         1997        1996
INCOME

Interest income                 19,130       20,421      21,659
Recovery of general and
  administrative expenses           61           64          64
                               _______      _______     _______

                                19,191       20,485      21,723
Deduct:

EXPENSES

Interest payable              (18,874)     (20,165)    (21,403)
General and administrative
  expenses                        (61)         (64)        (64)

Amortization of debt issue
  costs                          (256)        (256)       (256)
                               _______      _______     _______

NET RESULT FOR THE YEAR            Nil          Nil         Nil
                               =======      =======     =======

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          BALANCE SHEET


                                                December 31,
(US Dollars in thousands)        Notes         1998        1997

ASSETS

Current assets:

Cash and cash equivalents                         1           1
Current portion of Serial loan       3       18,160      18,160
Interest receivable                           4,637       4,962
Other assets                                      6          28
                                            _______    ________

TOTAL CURRENT ASSETS                         22,804      23,151

Serial loans receivable
  less current portion               3       94,850     112,842
Terms loans receivable               4      116,466     116,378
Deferred charges and other
  assets                          2(b)        2,444       2,700
                                           ________    ________

TOTAL ASSETS                                236,564     255,071
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Interest accrued                              4,637       4,962
Current portion of serial
  mortgage notes                   5,6       18,160      18,160
Other liabilities                                 6          28
                                            _______     _______

TOTAL CURRENT LIABILITIES                    22,803      23,150

Serial mortgage notes              5,6       95,860     114,020
Term mortgage notes                5,7      117,900     117,900
                                           ________    ________

TOTAL LIABILITIES                           236,563     255,070
                                           ________    ________
Shareholders' equity:
Common stock: 1,000 shares
  authorized, issued and outstanding              1           1
                                                ___         ___

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY
                                            236,564     255,071
                                           ========    ========


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                     STATEMENT OF CASH FLOWS


                                            Year ended
                                           December 31,
                                  1998         1997        1996
(US Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                        -            -           -
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Recognition of deferred
           expenses                256          256         256
         Changes in assets
           and liabilities
         Accounts receivable       347          295         289
         Accounts payable        (347)        (295)       (289)
                                  ____         ____       _____

   Net cash provided by
      operating activities         256          256         256
                                  ____         ____       _____


CASH FLOWS FROM INVESTING ACTIVITIES:

   Term and Serial loans
     repaid                     17,904       17,904      16,904
                               _______      _______    ________

   Net cash from investing
     activities                 17,904       17,904      16,904
                               _______      _______    ________


CASH FLOWS FROM FINANCING ACTIVITIES

   Serial notes redeemed      (18,160)     (18,160)    (17,160)
                               _______     ________    ________

   Net cash used in financing
     activities               (18,160)     (18,160)    (17,160)
                               _______     ________    ________


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                 Nil          Nil         Nil
                                   ===          ===         ===

   Cash at bank at beginning
    and end of year                Nil          Nil         Nil
                                   ===          ===         ===

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS


1.       BASIS OF PREPARATION

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

2.       PRINCIPAL ACCOUNTING POLICIES

         The financial statements have been prepared in accordance with United States generally accepted accounting principles. A summary of the more important accounting policies, which have been consistently applied, is set out below:-

         (a)  Revenue and expense recognition

              Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. The Owners reimburse general and administrative expenses incurred by the company.

         (b)  Deferred charges

              Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate.

         (c)  Reporting currency

              The reporting and functional currency is United
              States Dollars.

3.       SERIAL LOANS

         The principal balances of the Serial Loans earn interest at rates ranging from 7.30% to 7.62% and mature over an eight year period beginning April 1, 1999. The loans are reported net of the related discounts, which are amortized over the term of the loans.

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS

                           (CONTINUED)


4.       TERM LOANS

         The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortized over the term of the loans.

5.       SERIAL LOANS AND TERM LOANS COLLATERAL

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

6.       SERIAL MORTGAGE NOTES

         The Serial Mortgage Notes bear interest at rates ranging from 7.30% to 7.62% through maturity. The Notes mature over an eight-year period beginning one year from April
         1, 1999.  Interest is payable semi-annually.

         The outstanding serial loans have the following characteristics:

          Principal due  Interest Rate      Maturity Date
            on maturity
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
               ________

                114,020
               ________

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                NOTES TO THE FINANCIAL STATEMENTS

                           (CONTINUED)


7.       TERM MORTGAGE NOTES

         The Term Mortgage Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing nine years from April 1, 1995. Interest is payable semi-annually.

         The table below provides the scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.

              Scheduled     No Initial        All Initial
           Payment Date       Charters           Charters
                            Terminated         Terminated
                                  $000               $000

          April 1, 2004          3,355              1,700
          April 1, 2005          6,542              3,480
          April 1, 2006          9,526              5,320
          April 1, 2007        10,9426               ,340
          April 1, 2008         10,942              6,880
          April 1, 2009         10,942              7,470
          April 1, 2010         10,942              8,110
          April 1, 2011         10,942              8,800
          April 1, 2012         10,942              9,540
          April 1, 2013         10,942             10,360
          April 1, 2014         10,942             11,240
          April 1, 2015         10,941             38,660
                              ________           ________

                               117,900            117,900
                              ________           ________

8.       RECENTLY ISSUED ACCOUNTING STANDARDS AND SECURITIES AND
         EXCHANGE COMMISSION RULES

         SFAS No. 133, "Accounting for Derivatives and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction.

         The Company anticipates that the adoption of SFAS No.
         133 will not have a material effect on the presentation of the Company's balance sheet or results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                            PART III


ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE
OFFICERS OF CALIFORNIA PETROLEUM  AGE    POSITION
Nancy D. Smith                    31     Director and President
Louise E. Colby                   50     Director and Assistant
                                         Secretary
R. Douglas Donaldson              57     Treasurer
Jacy L. Wilson                    25     Secretary


Nancy D. Smith has been a Director and the President of California Petroleum since 1994. She joined JH Management Corporation (a Massachusetts business corporation engaged in the management of special business corporations for structured financial transactions) in 1993 as its President and is currently the Vice President of the corporation. From 1987 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant at Bob Woolf Associates, Inc.

Louise E. Colby has been a Director of the Corporation since 1994. She was the Secretary and Treasurer in 1994 and has served as an Assistant Secretary from 1995 to present. She is a former Director, Secretary and Treasurer of JH Management Corporation beginning in 1989 and currently serves as its Assistant Treasurer. She has also served as the Trustee of the Cazenove Street Realty Trust since 1983 and, since 1985, a Trustee of The 1960 Trust, a charitable trust for the benefit of Harvard University.

R. Douglas Donaldson has been the Treasurer of the Corporation since 1995. He has been President of JH Management Corporation since 1994. He was the Vice President of a sibling management corporation, JH Holdings Corporation, from 1994 to early 1999, when he was promoted to President of that corporation as well. Prior to 1994, he was a bank officer (primarily at Bank of New England) for over twenty-five years in the field of personal trust and estate planning. He is also the sole trustee of two charitable trusts for the benefit of Harvard University.

Jacey L. Wilson  has been the Secretary of the Corporation since
1998. She joined the Boston law firm of Ropes & Gray in 1998 as a paralegal, after obtaining her bachelor's degree in 1995 from

Boston College and her master's degree in 1997 from Northeastern
University.


ITEM 11. EXECUTIVE COMPENSATION

The directors and officers of California Petroleum are not compensated.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table provides information as of March 12,1999 with respect to the ownership by each person or group of persons, known by the registrant to be a record owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Common Stock as of close of business on March 12 ,1999.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION   15(D)   BY REGISTRANTS WHICH HAVE NOT

REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of California
Petroleum's Notes, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                           SIGNATURES



Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





           CALIFORNIA PETROLEUM TRANSPORT CORPORATION



                           Registrant


                       /s/ Nancy D. Smith


                         Nancy D. Smith
                            President




Date:    March 31, 1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


NAME                    TITLE                DATE


/s/ Nancy D. Smith
_______________________
Nancy D. Smith          Director and President     March 31, 1999
                        Principal Executive
                        Officer

/s/ Louise E. Colby
_______________________
Louise E. Colby         Director                   March 31, 1999


/s/ R. Douglas Donaldson
________________________
R. Douglas Donaldson    Principal Financial and    March 31, 1999
                        Accounting Officer












































                               29
02089007.AA6