Form 10-Q
period 1999-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1999-05-12
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION


                          FIRST QUARTER


                             REPORT


                              1999

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999

Commission File Number    33-79220
                          33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)


Delaware                           04-3232976
(State of incorporation)           (I.R.S. Employer
                                   Identification No.)


Room 6/9, One International Place,
Boston, Massachusetts              02110-2624
(Address of principal              (zip code)
executive offices)


Registrant's telephone number,
including area code                (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


YES   X                            NO


Number of shares outstanding of each class of Registrant's Common
Stock as of April 30, 1999

Common, $1.00 par value............................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                  QUARTER ENDED MARCH 31, 1999


                              INDEX

                                                             PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

    Review Report of Independent Accountants                    2

    Unaudited Condensed Balance Sheet - March 31, 1999 and
      December 31, 1998.                                        3

    Unaudited Condensed Income Statement
     Three Months Ended March 31, 1999 and 1998                 4

    Unaudited Condensed Statement of Cash Flows -
      Three Months Ended March 31, 1999 and 1998                5

    Notes to Unaudited Condensed Financial Statements           6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative disclosures about
         Market Risk                                            8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     11

SIGNATURES                                                     11

                Omitted items are not applicable










<pa-1>
                                3

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of California Petroleum Transport Corporation


We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 1999, and the related condensed statements of income and the condensed statement of cash flows for the Three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

















<pa-1>
                                4

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 1998, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 12, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to balance sheet from which it has been extracted.


                                   Ernst & Young
                                   Chartered Accountants

Douglas, Isle of Man

April 30, 1999



































<pa-1>
                                5

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)          Mar 31,                Dec 31,
                                   1999                      1998
Assets
Current assets:
Cash and cash equivalents          1                            1
Current portion of serial
  loan (note 2)
  (Maturity date April 1, 1999)    18,160                  18,160
Interest receivable                9,274                    4,637
Other assets                       21                           6
                                   _______                _______

Total current assets               27,456                  22,804

Serial loans receivable less
  current portion (note 2)         94,892                  94,850
Terms loans receivable (note 3)    116,488                116,466
Deferred charges and other assets  2,380                    2,444
                                   ________              ________

Total assets                       241,216                236,564
                                   ========              ========

Liabilities and stockholders' equity

Current liabilities:
Interest accrued                   9,274                    4,637
Current portion of serial
  mortgage notes (note 4)
  (due April 1, 1999)              18,160                  18,160
Other liabilities                  21                           6
                                   _______                _______

Total current liabilities          27,455                  22,803

Serial mortgage notes (note 4)     95,860                  95,860

Term mortgage notes (note 5)       117,900                117,900
                                   ________              ________

Total liabilities                  241,215                236,563
                                   ________              ________
Stockholders' equity:





<pa-1>
                                6

Common stock: 1,000
  shares authorized,
  issued and outstanding           1                            1
                                   _______               ________

Total liabilities and
  stockholders' equity             241,216                236,564
                                   ========              ========





  The accompanying notes are an integral part of this statement







































<pa-1>
                                7

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT



(US Dollars in thousands)          Three months
                                   ended Mar 31,

                                   1999                 1998

Income

Interest income                    4,701                5,026
Recovery of overheads                 15                   15
                                  ______               ______

                                   4,716                5,041


Deduct:

Expenses

Interest payable                   4,637                4,962
Overheads                             15                   15
Amortization of debt issue costs      64                   64
                                  ______                _____
Net result for the period            NIL                  NIL
                                  ______                _____





  The accompanying notes are an integral part of this statement

















<pa-1>
                                8

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(US Dollars in thousands)   Three months         Three months
                           ended Mar 31,        ended Mar 31,
                                    1999                 1998

Cash Flows from Operating
  Activities:

Net income                             -                    -
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
    Recognition of deferred
      expenses                      (64)                 (64)
    Recognition of unearned income    64                   64
    Changes in assets and
      liabilities
      Accounts receivable        (4,652)              (4,958)
      Accounts payable             4,652                4,958
                                  ______               ______

    Net cash provided by
    operating activities             NIL                  NIL
                                  ______               ______

Net increase in cash and
  cash equivalents                   NIL                  NIL
                                    ====                 ====

Cash at bank at beginning
  and end of year                    NIL                  NIL
                                    ====                 ====

Supplementary disclosure
  of cash flow information

                                           Three months
                                           ended Mar 31,

                                       1999                  1998
                                       $000                  $000

Interest paid                          NIL                NIL
                                       =====              =====





<pa-1>
                                9

  The accompanying notes are an integral part of this statement




















































<pa-1>
                               10

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

Note 2-  Serial Loans

    The principal balances of the Serial Loans earn interest at rates ranging from 7.30% to 7.62% and mature over an eight year period beginning April 1, 1999. The loans are reported net of



<pa-1>
                               11
the related discounts, which are amortized over the term of the loans.

Note 3-  Term Loans

    The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortized over the term of the loans.











































<pa-1>
                               12

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

Item 2.  Management's discussion and analysis
         of financial condition and results of operations

    N/A

Item 3. Quantitative and Qualitative disclosures about Market Risk

         (a)  Quantitative information about market risk

              Quantitative information about market risk instruments at December 31, 1998 is as follows:-

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


<pa-1>
                               13

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

Item 3.  Quantitative and Qualitative disclosures about
         Market Risk (continued)

         (a)  Quantitative information about market
              risk  (continued)

         ii)  Term Loans
              The table below provides the final principal payments on the Term Loans if none of the Initial
              Charters is terminated and if all of the Initial
              Charters are terminated on the earliest termination dates.

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


<pa-1>
                               14

                                    _______      _______

         iii) Serial Mortgage Notes

              The Serial Mortgage Notes bear interest at rates ranging from 7.30% to 7.62% through maturity. The Notes mature over an eleven year period beginning one year from April 1, 1995. Interest is payable semi-annually. The outstanding serial loans have the following characteristics:

                    Principal      Interest     Maturity
                    on maturity    Rate         Date

                                   $000         $000
                       18,160        7.30%      April 1, 1999
                       18,160        7.35%      April 1, 2000
                       18,160        7.44%      April 1, 2001
                       18,160        7.49%      April 1, 2002
                       18,160        7.55%      April 1, 2003
                       12,950        7.57%      April 1, 2004
                        7,740        7.60%      April 1, 2005
                        2,530        7.62%      April 1, 2006
                     ________
                      114,020
                     ________



























<pa-1>
                               15

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
                NOTES TO THE FINANCIAL STATEMENTS

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


                    Scheduled      No Initial   All Initial
                    Payment date   Charters     Charters
                                   Terminated   Terminated

                                       $000         $000
                    April 1, 200      43,35       51,700
                    April 1, 2005     6,542        3,480
                    April 1, 2006     9,526        5,320
                    April 1, 2007    10,942        6,340
                    April 1, 2008    10,942        6,880
                    April 1, 2009    10,942        7,470
                    April 1, 2010    10,942        8,110
                    April 1, 2011    10,942        8,800
                    April 1, 2012    10,942        9,540
                    April 1, 2013    10,942       10,360
                    April 1, 2014    10,942       11,240
                    April 1, 2015   10,9413        8,660
                                    _______      _______

                                    117,900      117,900
                                    _______      _______

         (b)  Qualitative information about market risk

              The Corporation was organized solely for the purpose of issuing, as agent on behalf of certain ship Owners, the Term Mortgage in Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of


<pa-1>
                               16
              the Notes to the Owners to facilitate the funding of the acquisition of four Vessels from Chevron
              Transport Corporation.


















































<pa-1>
                               17

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


                                CALIFORNIA PETROLEUM
                                TRANSPORT CORPORATION
                                Registrant




              1999              R. Douglas Donaldson
                                Principal Financial Officer
                                and Treasurer



























                               18
02089006.AA3