Form 10-Q
period 1999-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 1999-11-12
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          THIRD QUARTER

                             REPORT

                              1999

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999       Commission File Number   33-79220
                                                                    33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)




Delaware                                              04-3232976
(State of incorporation)                         (I.R.S. Employer
                                              Identification No.)



Room 6/9, One International Place, Boston, Massachusetts       02110-2624
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code             (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


YES   X                                NO


Number of shares outstanding of each class of Registrant's Common
Stock as of October 31, 1999.

Common, $1.00 par value.............................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                QUARTER ENDED SEPTEMBER 30, 1999


                              INDEX



                                                           PAGE

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Review Report of Independent Accountants

           Unaudited Condensed Balance Sheet -
            September 30,1999 and December 31, 1998.

           Unaudited Condensed Income Statement
            Nine Months Ended September 30,1999 and 1998

           Unaudited Condensed Statement of Cash Flows -
             Nine Months Ended September 30,1999 and 1998

           Notes to Unaudited Condensed Financial
            Statements


Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative disclosures
            about Market Risk



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings


           SIGNATURES



                Omitted items are not applicable

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of California Petroleum Transport Corporation

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 1999, and the related condensed statements of income and the condensed statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                            Ernst & Young
                                            Chartered Accountants

Douglas, Isle of Man

October 31, 1999

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)            September 30,      Dec 31,
                                     1999               1998
ASSETS

Current assets:

Cash and cash equivalents                    1                 1
Current portion of serial
  loan (note 2)
  (Maturity date April 1, 2000)         18,160            18,160
Interest receivable                      8,611             4,637
Other assets                                24                 6
                                       _______           _______

TOTAL CURRENT ASSETS                    26,796            22,804

Serial loans receivable less
 current portion (note 2)               76,816            94,850
Terms loans receivable (note 3)        116,532           116,466
Deferred charges and other assets        2,252             2,444
                                      ________          ________

TOTAL ASSETS                           222,396           236,564
                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Interest accrued                         8,611             4,637
Current portion of serial
  mortgage notes (note 4)
  (due April 1, 2000)                   18,160            18,160
Other liabilities                           24                 6
                                       _______           _______

TOTAL CURRENT LIABILITIES               26,795            22,803

Serial mortgage notes (note 4)          77,700            95,860

Term mortgage notes (note 5)           117,900           117,900
                                      ________          ________

TOTAL LIABILITIES                      222,395           236,563
                                      ________          ________
Stockholders' equity:
Common stock: 1,000 shares
 authorized, issued and outstanding          1                 1
                                          ____              ____

                                      ________          ________

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                               222,396           236,564
                                     =========         =========

  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT

(US Dollars in thousands)
                                THREE MONTHS               NINE MONTHS
                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                1999           1998        1999       1998


INCOME

Interest income                  4,370         4,701       13,441      14,428
Recovery of overheads               15            15         4545
                                ______        ______      _______      ______
                                 4,385         4,716       13,486      14,473


Deduct:

EXPENSES

Interest payable                 4,306         4,637       13,249      14,236
Overheads                           15            15           45          45
Amortization of debt
  issue costs                       64            64          192         192
                                ______        ______       ______       _____
NET RESULT FOR THE PERIOD          NIL           NIL          NIL         NIL
                                ______        ______       ______       _____










        The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


(US Dollars in thousands)       NINE MONTHS                NINE MONTHS
                                ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                1999                       1998


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   -                 -
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Recognition of deferred expenses      (192)             (192)
   Recognition of unearned income          192               192
   Changes in assets and liabilities
          Accounts receivable          (3,992)           (4,293)
          Accounts payable               3,992             4,293
                                      ________          ________

   Net cash provided by operating
     activities                            NIL               NIL
                                      ________          ________


CASH FLOWS FROM  INVESTING ACTIVITIES

Serial loans repaid                     18,160            18,160
                                      ________          ________

CASH FLOWS FROM FINANCING ACTIVITIES

Serial notes redeemed                 (18,160)          (18,160)
                                      ________          ________

   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                      NIL               NIL
                                      ========          ========

SUPPLEMENTARY DISCLOSURE OF CASH
  FLOW INFORMATION
Interest paid                            9,275             9,924
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

NOTE 2-  SERIAL LOANS

    The principal balances of the Serial Loans earn interest at rates ranging from 7.35% to 7.62% and mature over a seven year period beginning April 1, 2000. The loans are reported net of the related discounts which are amortized over the term of the loans.


NOTE 3-  TERM LOANS

    The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts which are amortized over the term of the loans.


NOTE 4-  SERIAL MORTGAGE NOTES

    The Serial Mortgage Notes bear interest at rates ranging from 7.35% to 7.62% through maturity. The Notes mature over a seven year period beginning April 1, 2000. Interest is payable semi-annually.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         N/A

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         (a)  QUANTITATIVE INFORMATION ABOUT MARKET RISK

              Quantitative information about market risk instruments at September 30, 1999 is as follows:-

              i)   SERIAL LOANS

                   The principal balances of the Serial Loans earn interest at rates ranging from 7.35% to 7.62% and mature over a seven year period beginning April 1, 2000. The loans are reported net of the related discounts which are amortized over the term of the loans.

                   The outstanding serial loans have the
                   following characteristics:

                      Principal    Interest    Maturity
                      due          rate        date
                      $ 000

                      18,160       7.35%       April 1, 2000
                      18,160       7.44%       April 1, 2001
                      18,160       7.49%       April 1, 2002
                      18,160       7.55%       April 1, 2003
                      12,950       7.57%       April 1, 2004
                      7,740        7.60%       April 1, 2005
                      2,530        7.62%       April 1, 2006
                      _______
                      95,860
                      _______

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
                                        _______         _______

              iii) SERIAL MORTGAGE NOTES

                   The Serial Mortgage Notes bear interest at rates ranging from 7.35% to 7.62% through maturity. The Notes mature over a seven year period beginning one year from April 1, 2000. Interest is payable semi-annually.

                   The outstanding serial loans have the
                   following characteristics:

                   PRINCIPAL DUE       INTEREST RATE    MATURITY DATE
                   ON MATURITY
                   $000

                       18,160               7.35%        April 1, 2000
                       18,160               7.44%        April 1, 2001
                       18,160               7.49%        April 1, 2002
                       18,160               7.55%        April 1, 2003
                       12,950               7.57%        April 1, 2004
                        7,740               7.60%        April 1, 2005
                        2,530               7.62%        April 1, 2006
                     ________
                       95,860
                     ________

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

                   SCHEDULED           NO INITIAL       ALL INITIAL
                   PAYMENT DATE        CHARTERS         CHARTERS
                                       TERMINATED       TERMINATED
                                       $ 000            $ 000

                   April 1, 200          43,355           1,700
                   April 1, 2005          6,542           3,480
                   April 1, 2006          9,526           5,320
                   April 1, 2007         10,942           6,340
                   April 1, 2008         10,942           6,880
                   April 1, 2009         10,942           7,470
                   April 1, 2010         10,942           8,110
                   April 1, 2011         10,942           8,800
                   April 1, 2012         10,942           9,540
                   April 1, 2013         10,942          10,360
                   April 1, 2014         10,942          11,240
                   April 1, 2015         10,941          38,660
                                        _______         _______
                                        117,900         117,900
                   ________________

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


                                     CALIFORNIA PETROLEUM
                                     TRANSPORT CORPORATION
                                     Registrant




November 5,   1999                   R. Douglas Donaldson
                                     Principal Financial
                                     Officer and Treasurer



























                               12
02089006.AB8