Form 10-K
period 1999-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2000-03-31
CIK 923649

CALIFORNIA PETROLEUM                    TRANSPORT CORPORATION














ANNUAL REPORT

For year ended
December, 31 1999
ON FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

    (Mark One)
X   Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 1999

                               OR

    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _____________ to __________

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

                                        Yes  X            No ____

Documents Incorporation by Reference:

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K.

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-K

                        TABLE OF CONTENTS

                                                             Page
PART I

    Item 1.   Business.....................................    1

    Item 2.   Properties ..................................    2

    Item 3.   Legal Proceedings ...........................    2

    Item 4.   Submission of Matters to a Vote of Security
              Holders .....................................    3

PART II

    Item 5.   Market for Registrant's Common Equity
                and Related Stockholder Matters............    3

    Item 6.   Selected Financial Data .....................    3

    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........    5

    Item 7(a) Quantitative and Qualitative disclosures about
              Market Risk..................................    6

    Item 8.   Financial Statements and Supplementary Data
              .............................................    8

    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure.........................   15

PART III

    Item 10.  Directors and Officers of the Registrant.....   15

    Item 11.  Executive Compensation ......................   15

    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management .......................   15

    Item 13.  Certain Relationships and Related
              Transactions ................................   16

PART IV

    Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K .....................   16

                             PART I


Item 1.       Business

The Company

California Petroleum Transport Corporation, a Delaware corporation ("California Petroleum"), is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes (together the "Notes") as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.


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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity: (i) ULCC-size range of approximately 320,000 to 450,000 dwt; (ii) VLCC-size range of approximately 200,000 to 320,000; (iii) Suezmax-size range of approximately 120,000 to 200,000 dwt; (iv) Aframax-size range of approximately 60,000 to 120,000 dwt; and (v) small tankers of less than approximately 60,000 dwt. ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium-and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates.
In particular, freight and charterhire rates are strongly influenced by the supply and demand for shipping capacity. The tanker market in general has been depressed for a number of years, largely as a result of an excess of tonnage supply over demand. In 1999, the Suezmax sector of the tanker market continued to fluctuate and in the third quarter of 1999 fell to the lowest level since 1994. This was also the result of substantially lower volumes of oil transported due to the adherence by OPEC to their agreed oil production cuts introduced at the start of 1999, the fact that a high proportion of these cuts involved long-haul Middle East oil, increased competition from the VLCC sector and the draw of oil inventories. At the start of 2000, the Suezmax market has seen some improvement as scrapping of older tonnage has increased due to high bunker cost and the difficulties finding cargoes for old tonnage. Tanker scrapping activity is expected to continue at high levels given the current tanker market weakness, the relatively high orderbook, the tanker fleet age demographic, an expensive fifth special survey and stricter environmental regulations.
Continued improvement in Suezmax freight rates will be largely dependent on improvement in the Asian economies, increased output from the OPEC countries and an increase in the rate of scrapping older vessels.

There is no guarantee that Suezmax rates would be sufficient to meet the debt service required if the bareboat charters entered into with Chevron are not extended. However, Suezmax rates are still sufficient to meet the debt service required if the bareboat charters entered into with Chevron are not extended. The average daily time charter equivalent rates earned by modern Suezmaxes in 1999 was $16,000 on a single voyage basis.

Item 2.       Properties

California Petroleum has no property. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel. Other than the Vessels described below the Owners have no property.

                           Information
                                                    Delivery       Approximate
Vessel              Construction   Registration     date                   dwt

Samuel Ginn         Double Hull    Bahamas          March 1993         150,000

Condoleezza Rice    Double Hull    Bahamas          August 1993        130,000

Chevron Mariner     Double Hull    Liberia          October 1994       150,000

William E. Crain    Single Hull    Liberia          February 1992      150,000

Item 3.   Legal proceedings

Neither California Petroleum nor the Owners are parties to any legal proceedings, nor are there any legal proceedings threatened against any of California Petroleum or the Owners, which in either case are material to California Petroleum's assets or businesses.

                             PART II

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1999.

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

(a)       There is no established trading market for the Common
          Stock of the Registrant.

(b) As of March 12, 2000 with respect to the Common Stock there was one (1) holder of record of the Registrant's
          Common Stock.

Item 6.   Selected Financial Data

The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION


                      INCOME STATEMENT DATA

(US Dollars in thousands)
                                                                    Period
                                         Year ended                Apr 1, to
                                        December 31,                Dec 31,
                               1999     1998       1997      1996      1995

Income

Interest income              17,811    19,130     20,421     21,659     16,640
Recovery of general and
administrative
expenses                         60        61         64         64         47
                             ______   _______  _________  _________  _________

Deduct:                      17,871    19,191     20,485     21,723     16,687
Expenses

Interest payable           (17,555)  (18,874)   (20,165)   (21,403)   (16,452)
General and administrative
 expenses                      (60)      (61)       (64)       (64)       (47)
Amortization of debt issue
 costs                        (256)     (256)      (256)      (256)      (188)

                            _______   _______  _________  _________  _________

Net result for the year         Nil       Nil        Nil        Nil        Nil
                           ========   =======    =======    =======    =======

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                             BALANCE SHEET DATA


                                             December 31,
(US Dollars in thousands)      1999      1998       1997       1996       1995

Assets

Current assets:

Cash and cash equivalents         1         1          1          1          1
Current portion of Serial
  loan                       18,160    18,160     18,160     18,160     17,160
Interest receivable           4,306     4,637      4,962      5,279      5,566
Other assets                     21         6         28          6          8
                            _______   _______  _________  _________  _________

Total current assets         22,488    22,804     23,151     23,446     22,735

Serial loans receivable less
  current portion            76,858    94,850    112,842    130,834    148,826
Terms loans receivable      116,554   116,466    116,378    116,290    116,202
Deferred charges and other
  assets                      2,188     2,444      2,700      2,956      3,212
                            _______  ________ __________ __________  _________

Total assets                218,088   236,564    255,071    273,526    290,275
                           ========  ========   ========   ========   ========

Liabilities and stockholders' equity

Current liabilities:

Interest accrued              4,306     4,637      4,962      5,279      5,566
Current portion of serial
  mortgage notes             18,160    18,160     18,160     18,160     17,160
Other liabilities                21         6         28          6          8
                            _______   _______  _________  _________  _________

Total current liabilities    22,487    22,803     23,150     23,445     22,734

Serial mortgage notes        77,700    95,860    114,020    132,180    150,340
Term mortgage notes         117,900   117,900    117,900    117,900    117,900
                           ________  ________ __________ __________  _________

Total liabilities           218,087   236,563    255,070    273,525    290,274
                           ________  ________ __________ __________  _________

Shareholders' equity              1         1          1          1          1

                              _____      ____       ____       ____       ____

Total liabilities and
  stockholders' equity      218,088   236,564    255,071    273,526    290,275
                           ========  ========   ========   ========   ========

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Business Strategy

         i)      California Petroleum

California Petroleum's strategy has been to issue, as agent on behalf of the Owners, the Notes and loan the proceeds of the sale of the Notes to the Owners. California Petroleum's only sources of funds with respect to the Notes are payments of interest and principal on the related loans from California Petroleum to each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by California Petroleum are billed to the Owners. California Petroleum has no source of income other than payments to it by the Owners. The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Income included herein.

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

         The initial terms of the Charters extend beyond the year 2000. The initial Charterer has assured the Company that it is very aware of the year 2000 problem. The Initial Charterer has confirmed that in the dealings with the Vessels it has taken, and will continue to take, all reasonable steps to allow business continuity into the year 2000 and beyond.

         The Owners have not incurred and do not expect to
incur any year 2000 related expenses.   At this stage no
year 2000 problems have been reported and should any problems arise the Initial Charterer's obligation to pay
charter hire is absolute.   This absolute obligation
includes circumstances where a Vessel should be unfit for use due to computer related problems, should such occur in spite of the Initial Charterer's diligent approach to the preparations for the year 2000. In addition, the Initial Charterer is obliged to indemnify the relevant Owner and the Company in respect of events arising through the term of the Charters with respect to, among other things, all liabilities claims and proceedings arising in any manner out of the operation of the Vessels by the Initial Charterer with no exclusion of events relating to computers or problems that could affect computers at certain dates. The Initial Charterer's obligations as described above are guaranteed by the Chevron Guarantees.

         Additionally the Owners rely on the services of internationally recognised banks and other institutions to
make payments and provide management services.   There have
been no year 2000 effects on these services to date, and any future problems will be covered by normal commercial
arrangements.   The owners do not expect to incur any costs
in this area.

Item 7 (a)    Quantitative and Qualitative disclosures about
              Market Risk

(a)      Quantitative information about market risk

              Quantitative information about market risk instruments at December 31, 1999 is as follows:

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

             Scheduled      No Initial      All Initial
           Payment date      Charters        Charters
                            Terminated      Terminated
                               $ 000           $ 000

             April 1, 2004       3,355         1,700
             April 1, 2005       6,542         3,480
             April 1, 2006       9,526         5,320
             April 1, 2007      10,942         6,340

             April 1, 2008      10,942         6,880
             April 1, 2009      10,942         7,470
             April 1, 2010      10,942         8,110
             April 1, 2011      10,942         8,800
             April 1, 2012      10,942         9,540
             April 1, 2013      10,942        10,360
             April 1, 2014      10,942        11,240
             April 1, 2015      10,941        38,660
                               117,900       117,900

         iii) Serial Mortgage Notes

              The Serial Mortgage Notes bear interest at rates ranging from 7.35% to 7.62% through maturity. The Notes mature over an eight-year period beginning one year from April 1, 1999. Interest is payable semi-annually.

              The outstanding serial loans have the
              following characteristics:

             Principal  Interest      Maturity
             due        rate            date
             $ 000

             18,160     7.30%     April 1, 1999
             18,160     7.35%     April 1, 2000
             18,160     7.44%     April 1, 2001
             18,160     7.49%     April 1, 2002
             18,160     7.55%     April 1, 2003
             12,950     7.57%     April 1, 2004
             7,740      7.60%     April 1, 2005
             2,530      7.62%     April 1, 2006
             114,020

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

             Scheduled      No Initial      All Initial
           Payment date      Charters        Charters
                            Terminated      Terminated
                               $ 000           $ 000

             April 1, 2004       3,355         1,700
             April 1, 2005       6,542         3,480
             April 1, 2006       9,526         5,320
             April 1, 2007      10,942         6,340

             April 1, 2008      10,942         6,880
             April 1, 2009      10,942         7,470
             April 1, 2010      10,942         8,110
             April 1, 2011      10,942         8,800
             April 1, 2012      10,942         9,540
             April 1, 2013      10,942        10,360
             April 1, 2014      10,942        11,240
             April 1, 2015      10,941        38,660
                               117,900       117,900

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

Item 8.  Financial statements and Supplementary Data

Report of Ernst & Young, Independent Auditors

The Shareholders and Board of Directors of California
Petroleum Transport Corporation

         We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December
31, 1999 and 1998 and the related statements of income and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of each of the three Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with United States generally accepted accounting principles.



                                  Ernst & Young
Douglas, Isle of Man              Chartered Accountants



March 30, 2000

        CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                    STATEMENT OF INCOME



(US Dollars in thousands)

                                           Year ended
                                          December 31,
                                  1999        1998    1997

Income

Interest income                   17,811    19,130    20,421
Recovery of general and
  administrative expenses             60        61        64
                                 _______   _______   _______

                                  17,871    19,191    20,485
Deduct:

Expenses

Interest payable                (17,555)  (18,874)  (20,165)
General and administrative
  expenses                          (60)      (61)      (64)

Amortization of debt issue costs   (256)     (256)     (256)
                                 _______   _______   _______

Net result for the year              Nil       Nil       Nil
                                 =======   =======   =======

        CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                       BALANCE SHEET


                                              December 31,
(US Dollars in thousands)     Notes         1999      1998

Assets

Current assets:

Cash and cash equivalents
Current portion of Serial loan   3             1         1
Current portion of Serial Loan            18,160    18,160
Interest receivable                        4,306     4,637
Other assets                                  21         6
                                         _______   _______

Total current assets                      22,488    22,804
Serial loans receivable less
  current portion                3        76,858    94,850
Terms loans receivable           4       116,554   116,466
Deferred charges and other
  assets                         2(b)      2,188     2,444
                                         _______  ________
Total assets                             218,088   236,564
                                        ========  ========

Liabilities and stockholders'
  equity

Current liabilities:
Interest accrued                           4,306     4,637
Current portion of serial
  mortgage notes                 5,6      18,160    18,160
Other liabilities                             21         6
                                         _______   _______

Total current liabilities                 22,487    22,803
Serial mortgage notes            5,6      77,700    95,860
Term mortgage notes              5,7     117,900   117,900
                                        ________  ________

Total liabilities                        218,087   236,563
                                        ________  ________
Shareholders' equity:
Common stock: 1,000 shares
  authorized, issued and
  outstanding                                  1         1
                                            ____       ___

Total liabilities and
  stockholders' equity                   218,088   236,564
                                        ========  ========

        CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                  STATEMENT OF CASH FLOWS

                                             Year ended
                                            December 31,
                                   1999     1998      1997
(US Dollars in thousands)

Cash Flows from Operating Activities:

    Net result for the year          -         -         -
    Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Recognition of deferred
      expenses                     256       256       256
      Changes in assets and
      liabilities
      Accounts receivable        (316)       347       295
      Accounts payable             316     (347)     (295)
                                  ____      ____      ____

    Net cash provided by
    operating activities           256       256       256
                                  ____      ____      ____

Cash Flows from Investing Activities:

    Term and Serial loans
    repaid                      17,904    17,904    17,904
                                ______    ______    ______

    Net cash from investing
    activities                  17,904    17,904    17,904
                                ______    ______    ______

Cash Flows from Financing Activities

    Serial notes redeemed     (18,160)  (18,160)  (18,160)
                                ______   _______  ________

    Net cash used in financing
    activities                (18,160)  (18,160)  (18,160)
                                ______   _______  ________

Net increase in cash and cash
  equivalents                      Nil       Nil       Nil
                                   ===       ===       ===

    Cash and cash equivalents
    at bank at the beginning and
    end of year                    Nil       Nil       Nil
                                   ===       ===       ===

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

2-  Principal accounting policies

    The financial statements have been prepared in accordance with United States generally accepted accounting principles. A summary of the more important accounting policies, which have been consistently applied, is set out below.

    (a)Revenue and expense recognition

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

3-Serial Loans

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


             Scheduled      No Initial      All Initial
           Payment date      Charters        Charters
                            Terminated      Terminated
                               $ 000           $ 000

             April 1, 2004       3,355         1,700
             April 1, 2005       6,542         3,480
             April 1, 2006       9,526         5,320
             April 1, 2007      10,942         6,340
             April 1, 2008      10,942         6,880
             April 1, 2009      10,942         7,470
             April 1, 2010      10,942         8,110
             April 1, 2011      10,942         8,800
             April 1, 2012      10,942         9,540
             April 1, 2013      10,942        10,360
             April 1, 2014      10,942        11,240
             April 1, 2015      10,941        38,660
                               _______        ______

                               117,900       117,900
                              ________      ________

8-  Recently Issued Accounting Standards and Securities and
    Exchange Commission Rules

    SFAS No. 133, "Accounting for Derivatives and Hedging
    Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1,
    2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

    The adoption of SFAS No. 133 will have no effect on the presentation of the Company's balance sheet or results of operations.

Item 9-  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    None.

                         PART III

Item 10- Directors and Officers of Registrant

Directors and Executive
Officers of California Petroleum       Age          Position

Nancy D. Smith                         32     Director and
                                              President

Louise E. Colby                        51     Director and
                                              Assistant
                                              Secretary

R. Douglas Donaldson                   58     Treasurer

Jacy L. Wilson                         26     Secretary

Nancy D. Smith has been a Director and the President of California Petroleum since 1994. She jointed
JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions in 1993 as its President currently the Vice President of the corporation. From 1997 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

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

R. Douglas Donaldson has been the Treasurer of the Corporation since 1995 He has been President of JH Management Corporation since 1994. He was the Vice President of a sibling management corporation, JH Holdings Corporation, from 1994 to early 1999, when he was promoted to President of that corporation as well. Prior to 1994, he as a bank officer (primarily at Bank of New England) for over twenty-five years in the field of personal trust and estate planning. He is also the sole trustee of two charitable trusts for the benefit of Harvard University.

Jacey L. Wilson has been the Secretary of the Corporation since 1998. She joined the Boston law firm of Ropes & Gray in 1998 as a paralegal, after obtaining her bachelor's degree in 1995 from Boston College and here master's degree in 1997 from Northeastern University.


Item 11- Executive Compensation

    The directors and officers of California Petroleum are not compensated.


Item 12- Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March, 12
2000 with respect to the ownership by each person or group of persons, known by the registrant to be a record owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Common Stock as of close of business on March, 12 2000.

Title of Class                          Number of Percent of
of Securities Name and address          Shares    Class

Common Stock   The California Trust     1,000     100%
               c/o J H Holdings Corporation
               P.O. Box 4024
               Room 6/9
               One International Place
               Boston,
               Massachusetts 02101


Item 13- Certain Relationships and Related Transactions

    None.


Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K

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





Date:    March 30, 2000


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


Name                  Title                   Date

/s/ Nancy D. Smith
Nancy D. Smith        Director and President  March 30, 2000
                      (Principal Executive
                      Officer)


/s/ Louise E. Colby
Louise E. Colby       Director                March 30, 2000


/s/ R. Douglas Donaldson
R. Douglas Donaldson  Principal Financial
                      and Accounting Officer  March 30, 2000



                            28
02089006.AC1