Form 10-Q
period 2000-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2000-05-16
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          FIRST QUARTER

                             REPORT

                              2000

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000
Commission File Number  33-79220
                        33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)




Delaware                                    04-3232976
(State of incorporation)                    (I.R.S. Employer
                                            Identification No.)


Room 6/9, One International Place,
Boston, Massachusetts                       02110-2624
----------------------------------          ----------
(Address of principal executive offices)    (Zip code)


Registrant's telephone number,
including area code                         (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


YES   X                                     NO


Number of shares outstanding of each class of Registrant's Common
Stock as of April 30th 2000
Common, $1.00 par value                     1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                  QUARTER ENDED MARCH 31, 2000


                              INDEX



                                                       PAGE

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Review Report of Independent Accountants     2

          Unaudited Condensed Balance Sheet -
            March 31, 2000 and December 31, 1999.      3

          Unaudited Condensed Income Statement
           Three Months Ended March 31, 2000
            and 1999                                   4

          Unaudited Condensed Statement of
            Cash Flows - Three Months Ended
            March 31, 2000 and 1999                    5

          Notes to Unaudited Condensed
            Financial Statements                       6

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                              8

Item 3.   Quantitative and Qualitative
          disclosures about Market Risk                8


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                            11


          SIGNATURES                                   11



                Omitted items are not applicable

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of California Petroleum Transport Corporation

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 2000, and the related condensed statements of income and the condensed statement of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 1999, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 30, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.


                                       Ernst & Young
                                       Chartered Accountants

Douglas, Isle of Man

              2000

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET

(US Dollars in thousands)              March 31,          Dec 31,
                                       2000                  1999
ASSETS

Current assets:

Cash and cash equivalents                     1                 1
Current portion of serial
  loan (note 2)
  (Maturity date April 1, 2000)          18,160            18,160
Interest receivable                       8,612             4,306
Other assets                                 36                21
                                        _______           _______

Total current assets                     26,809            22,488

Serial loans receivable less
  current portion (note 2)               76,900            76,858
Terms loans receivable (note 3)         116,576           116,554
Deferred charges and other assets         2,124             2,188
                                       ________          ________

Total assets                            222,409           218,088
                                       ========          ========

Liabilities and stockholders' equity

Current liabilities:

Interest accrued                          8,612             4,306
Current portion of serial
  mortgage notes (note 4)
  (due April 1, 2000)                    18,160            18,160
Other liabilities                            36                21
                                        _______           _______

Total current liabilities                26,808            22,487

Serial mortgage notes (note 4)           77,700            77,700

Term mortgage notes (note 5)            117,900           117,900
                                       ________          ________

Total liabilities                       222,408           218,087
                                        =======           =======
Stockholders' equity:

Common stock: 1,000 shares
  authorized, issued and outstanding          1                 1
                                       ________          ________

Total liabilities and
  stockholders' equity                  222,409           218,088
                                      =========         =========

  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT


(US Dollars in thousands)
                                             THREE MONTHS
                                            ENDED MARCH 31,

                                           2000              1999

INCOME

Interest income                           4,370             4,701
Recovery of overheads                        15                15
                                         ______            ______

                                          4,385             4,716

Deduct:

Expenses

Interest payable                          4,306             4,637
Overheads                                    15                15
Amortization of debt issue costs             64                64
                                         ______             _____

Net result for the period                   NIL               NIL
                                         ______             _____







  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


(US Dollars in thousands)         Three months    Three months
                                  ended March 31, ended March 31,
                                  2000            1999

Cash Flows from Operating Activities:

  Net income                                  -                 -
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Recognition of deferred expenses     (64)              (64)
      Recognition of unearned income         64                64
      Changes in assets and liabilities
      Accounts receivable               (4,321)           (4,652)
      Accounts payable                    4,321             4,652
                                         ______            ______

         Net cash provided by
           operating activities             NIL               NIL
                                         ______            ______

Cash flows from  investing activities

Serial loans repaid                         NIL               NIL
                                         ______            ______
Cash flows from financing activities

Serial notes redeemed                       NIL               NIL
                                         ______            ______

Net increase in cash and
  cash equivalents                          NIL               NIL
                                          =====             =====

Supplementary disclosure of
  cash flow information

Interest paid                               NIL               NIL
                                          =====             =====


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


Item 2.  Management's discussion and analysis of
         financial condition and results of operations

         N/A


Item 3. Quantitative and Qualitative disclosures about Market Risk

         (a)       Quantitative information about market risk

                   Quantitative information about market risk instruments at March 31, 2000 is as follows:-

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

                      SCHEDULED       NO INITIAL     ALL INITIAL
                      PAYMENT DUE     CHARTERS       CHARTERS
                                      TERMINATED     TERMINATED
                                      $000           $000

                     April 1, 200        43,355         1,700
                     April 1, 200        56,542         3,480
                     April 1, 200        69,526         5,320
                     April 1, 2007       10,942         6,340
                     April 1, 2008       10,942         6,880
                     April 1, 2009       10,942         7,470
                     April 1, 2010       10,942         8,110
                     April 1, 2011       10,942         8,800
                     April 1, 2012       10,942         9,540
                     April 1, 2013       10,942        10,360
                     April 1, 2014       10,942        11,240
                     April 1, 2015       10,941        38,660
                                        _______       _______
                                        117,900       117,900
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

                      SCHEDULED       NO INITIAL     ALL INITIAL
                      PAYMENT DUE     CHARTERS       CHARTERS
                                      TERMINATED     TERMINATED
                                      $000           $000


                     April 1, 2004        3,355         1,700
                     April 1, 2005        6,542         3,480
                     April 1, 2006        9,526         5,320
                     April 1, 2007       10,942         6,340
                     April 1, 2008       10,942         6,880
                     April 1, 2009       10,942         7,470
                     April 1, 2010       10,942         8,110
                     April 1, 2011       10,942         8,800
                     April 1, 2012       10,942         9,540
                     April 1, 2013       10,942        10,360
                     April 1, 2014       10,942        11,240
                     April 1, 2015       10,941        38,660
                                        _______        ______
                                        117,900       117,900
                                        _______        ______

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

                        CALIFORNIA PETROLEUM
                        TRANSPORT CORPORATION
                        Registrant


         2000           R. Douglas Donaldson
                        Principal Financial Officer
                        and Treasurer






























                               12
02089006.AC2