Form 10-Q
period 2000-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2000-08-15
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                         SECOND QUARTER

                             REPORT

                              2000

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000  Commission File Number  33-79220
                                                         33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)




Delaware                                    04-3232976
(State of incorporation)                    (I.R.S. Employer
                                            Identification No.)



Room 6/9, One International Place,
Boston, Massachusetts                       02110-2624
(Address of principal executive offices)    (Zip code)


Registrant's telephone number,
including area code                         (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


YES   X                      NO


Number of shares outstanding of each class of Registrant's Common
Stock as of
July 31 2000
Common, $1.00 par value..............................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                   QUARTER ENDED JUNE 30, 2000


                              INDEX



                                                             PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Review Report of Independent Accountants               2

         Unaudited Condensed Balance Sheet - June 30, 2000 and
           December 31, 1999.                                   3

         Unaudited Condensed Income Statement
          Six Months Ended June 30, 2000 and 1999               4

         Unaudited Condensed Statement of Cash Flows -
           Six Months Ended June 30, 2000 and 1999              5

         Notes to Unaudited Condensed Financial Statements      6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8

Item 3.  Quantitative and Qualitative disclosures about Market
         Risk                                                   8



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     11


         SIGNATURES                                            11



                Omitted items are not applicable

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of California Petroleum Transport Corporation

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of June 30, 2000, and the related condensed statements of income and the condensed statement of cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                       Ernst & Young
                                       Chartered Accountants

Douglas, Isle of Man

August 10, 2000

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)                      June 30,   Dec 31,
                                                   2000      1999
Assets

Current assets:

Cash and cash equivalents                             1         1
Current portion of serial loan (note 2)
  (Maturity date April 1, 2001)                  18,160    18,160
Interest receivable                               3,972     4,306
Other assets                                         44        21
                                                _______   _______

Total current assets                             22,177    22,488

Serial loans receivable less current portion
 (note 2)                                        58,782    76,858
Terms loans receivable (note 3)                 116,598   116,554
Deferred charges and other assets                 2,060     2,188
                                               ________  ________

Total assets                                    199,617   218,088
                                              ========= =========
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                                  3,972     4,306
Current portion of serial mortgage notes (note 4)
  (due April 1, 2001)                            18,160    18,160
Other liabilities                                    44        21
                                                _______   _______

Total current liabilities                        22,176    22,487

Serial mortgage notes (note 4)                   59,540    77,700

Term mortgage notes (note 5)                    117,900   117,900
                                               ________  ________

Total liabilities                               199,616   218,087
                                               ________  ________
Stockholders' equity:

Common stock: 1,000 shares authorized,
 issued and outstanding                               1         1
                                               ________  ________

Total liabilities and stockholders' equity      199,617   218,088
                                              ========= =========

  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT




(US Dollars in thousands)
                                 Three months        Six months
                                ended June 30,     ended June 30,
                                 2000     1999      2000     1999


Income

Interest income                 4,036    4,370     8,406    9,071
Recovery of overheads              15       15        30       30
                               ______   ______    ______   ______

                                4,051    4,385     8,436    9,101


Deduct:

Expenses

Interest payable                3,972    4,306     8,278    8,943
Overheads                          15       15        30       30
Amortization of debt issue costs   64       64       128      128
                               ______   ______    ______    _____
Net result for the period         NIL      NIL       NIL      NIL
                               ______   ______    ______    _____




  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS





(US Dollars in thousands)               Six months     Six months
                                    ended June 30, ended June 30,
                                              2000           1999




Cash Flows from Operating Activities:

    Net income                                   -              -
    Adjustments to reconcile net income to
      net cash provided by operating activities:
    Recognition of deferred expenses          (64)          (128)
    Recognition of unearned income              64            128
    Changes in assets and liabilities
           Accounts receivable                 311            324
           Accounts payable                  (311)          (324)
                                            ______         ______

    Net cash provided by operating activities  NIL            NIL
                                            ______         ______


Cash flows from  investing activities

Serial loans repaid                         18,160         18,160
                                            ______         ______

Cash flows from financing activities

Serial notes redeemed                     (18,160)       (18,160)
                                            ______         ______

Net increase in cash and cash equivalents      NIL            NIL
                                             =====          =====


Supplementary disclosure of cash flow information


Interest paid                                  NIL          9,275
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

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accountancy principles for complete financial statements.

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


Note 2-  Serial Loans

         The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six year period beginning April 1, 2001. The loans are reported net of the related discounts which are amortized over the term of the loans.


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

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

      NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
                           (CONTINUED)





Note 4-  Serial Mortgage Notes

         The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six year period beginning April 1, 2001. Interest is payable semi-annually.


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

Item 2. Management's discussion and analysis of financial condition and results of operations


         N/A

Item 3.  Quantitative and Qualitative disclosures about Market
         Risk

         (a)  Quantitative information about market risk

              Quantitative information about market risk instruments at
              June 30, 2000 is as follows:-


         i)   Serial Loans
              The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six year period beginning April 1, 2001. The loans are reported net of the related discounts which are amortized over the term of the loans.

              The outstanding serial loans have the following characteristics:

                            Principal  Interest   Maturity
                                due      rate       date
                               $ 000

                               18,160   7.44%    April 1, 2001
                               18,160   7.49%    April 1, 2002
                               18,160   7.55%    April 1, 2003
                               12,950   7.57%    April 1, 2004
                                7,740   7.60%    April 1, 2005
                                2,530   7.62%    April 1, 2006
                              _______
                               77,700
                              _______

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

                            Scheduled  No Initial   All Initial
                          Payment date  Charters     Charters
                                       Terminated   Terminated
                                          $ 000        $ 000

                          April 1, 2004     3,355      1,700
                          April 1, 2005     6,542      3,480
                          April 1, 2006     9,526      5,320
                          April 1, 2007    10,942      6,340
                          April 1, 2008    10,942      6,880
                          April 1, 2009    10,942      7,470
                          April 1, 2010    10,942      8,110
                          April 1, 2011    10,942      8,800
                          April 1, 2012    10,942      9,540
                          April 1, 2013    10,942     10,360
                          April 1, 2014   10,9421      1,240
                          April 1, 2015   10,9413      8,660
                                          _______     ______
                                          117,900    117,900
                                          _______    _______

         iii) Serial Mortgage Notes
              The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six year period beginning one year from April 1, 2001. Interest is payable semi-annually.

              The outstanding serial loans have the following characteristics:

                            Principal  Interest   Maturity
                                due      rate       date
                               $ 000

                               18,160   7.44%    April 1, 2001
                               18,160   7.49%    April 1, 2002
                               18,160   7.55%    April 1, 2003

                               12,950   7.57%    April 1, 2004
                                7,740   7.60%    April 1, 2005
                                2,530   7.62%    April 1, 2006
                               ______
                               77,700
                             ________

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

                            Scheduled  No Initial   All Initial
                          Payment date  Charters     Charters
                                       Terminated   Terminated
                                          $ 000        $ 000

                          April 1, 2004     3,355      1,700
                          April 1, 2005     6,542      3,480
                          April 1, 2006     9,526      5,320
                          April 1, 2007    10,942      6,340
                          April 1, 2008    10,942      6,880
                          April 1, 2009    10,942      7,470
                          April 1, 2010    10,942      8,110
                          April 1, 2011    10,942      8,800
                          April 1, 2012    10,942      9,540
                          April 1, 2013    10,942     10,360
                          April 1, 2014    10,942     11,240
                          April 1, 2015   10,9413      8,660
                                          _______     ______
                                          117,900    117,900
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


                                  CALIFORNIA PETROLEUM
                                  TRANSPORT CORPORATION
                                  Registrant


                                  By: \s\ R. Douglas Donaldson
                                  ____________________________
                                  R. Douglas Donaldson
                                  Principal Financial Officer
                                  and Treasurer

August 14, 2000
























                               16
02089009.AB7