Form 10-Q
period 2000-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2000-10-25
CIK 923649

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          THIRD QUARTER

                             REPORT

                              2000

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000
Commission File Number  33-79220
                        33-56377


           CALIFORNIA PETROLEUM TRANSPORT CORPORATION
     (exact name of Registrant as specified in its charter)


Delaware                                     04-3232976
(State of incorporation)                     (I.R.S. Employer
                                             Identification No.)



Room 5/69, One International Place,
Boston, Massachusetts                        02110-2624
(Address of principal executive offices)     (Zip code)


Registrant's telephone number,
including area code                          (617) 951-7690


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.


YES   X                                      NO


Number of shares outstanding of each class of Registrant's Common
Stock as of October 31 2000
Common, $1.00 par value..........................1,000 shares

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-Q

                QUARTER ENDED SEPTEMBER 30, 2000


                              INDEX

                                                           PAGE

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Review Report of Independent Accountants          2

              Unaudited Condensed Balance Sheet - September 30,
              2000 and December 31, 1999.                       3

              Unaudited Condensed Income Statement
               Nine Months Ended September 30, 2000 and 1999    4

              Unaudited Condensed Statement of Cash Flows -
                Nine Months Ended September 30, 2000 and 1999   5

              Notes to Unaudited Condensed Financial
                Statements                                      6


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations             8

Item 3.       Quantitative and Qualitative disclosures about
                Market Risk                                     8



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                11


              SIGNATURES                                       11


                Omitted items are not applicable

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


            REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of California Petroleum Transport Corporation

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 2000, and the related condensed statements of income and the condensed statement of cash flows for the three and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                       Ernst & Young
                                       Chartered Accountants

Douglas, Isle of Man
25 October 2000

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

               UNAUDITED CONDENSED BALANCE SHEET


(US Dollars in thousands)              September 30,    Dec 31,
                                       2000             1999
Assets

Current assets:

Cash and cash equivalents                       1              1
Current portion of serial loan (note 2)
  (Maturity date April 1, 2001)            18,160         18,160
Interest receivable                         7,943          4,306
Other assets                                   44             21
                                          _______        _______

Total current assets                       26,148         22,488

Serial loans receivable
  less current portion (note 2)            58,824         76,858
Terms loans receivable (note 3)           116,620        116,554
Deferred charges and other assets           1,996          2,188
                                                        ________
                                         ________

Total assets                              203,588        218,088
                                        =========      =========
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                            7,943          4,306
Current portion of serial mortgage
  notes (note 4)
  (due April 1, 2001)                      18,160         18,160
Other liabilities                              44             21
                                          _______        _______

Total current liabilities                  26,147         22,487

Serial mortgage notes (note 4)             59,540         77,700

Term mortgage notes (note 5)              117,900        117,900
                                         ________       ________

Total liabilities                         203,587        218,087
                                         ________       ________

Stockholders' equity:
Common stock: 1,000 shares authorized,
  issued and outstanding                        1              1
                                         ________       ________

Total liabilities and
  stockholders' equity                    203,588        218,088
                                        =========      =========

  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

              UNAUDITED CONDENSED INCOME STATEMENT


(US Dollars in thousands)
                       Three months          Nine months
                       ended September 30,   ended September 30,
                       2000        1999      2000          1999



Income

Interest income          4,036     4,370      12,442      13,441
Recovery of overheads       15        15          45          45
                        ______    ______      ______      ______

                         4,051     4,385      12,487      13,486


Deduct:

Expenses

Interest payable         3,972     4,306      12,250      13,249
Overheads                   15        15          45          45
Amortization of
  debt issue costs          64        64         192         192
                        ______    ______      ______       _____
Net result for
  the period               NIL       NIL         NIL         NIL
                        ______    ______      ______       _____


  The accompanying notes are an integral part of this statement

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


(US Dollars in thousands)    Nine months ended  Nine months ended
                             September 30,      September 30,
                             2000               1999

Cash Flows from Operating
Activities:

   Net income                             -                   -
   Adjustments to reconcile
     net income to
     net cash provided by
     operating activities:
   Recognition of deferred
     expenses                         (192)               (192)
   Recognition of unearned income       192                 192
   Changes in assets and
     liabilities
          Accounts receivable         3,660               3,992
          Accounts payable          (3,660)             (3,992)
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
                                     ______              ______

Net increase in cash and cash
  equivalents                           NIL                 NIL
                                      =====               =====


Supplementary disclosure of cash flow information

Interest paid                         8,612               9,275
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

   Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   N/A

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         (a)  Quantitative information about market risk

              Quantitative information about market risk instruments at September 30, 2000 is as follows:-

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

                   PRINCIPAL           INTEREST     MATURITY
                   DUE                 RATE         DATE
                   $ 000

                   April 1, 2004         3,355         1,700
                   April 1, 2005         6,542         3,480
                   April 1, 2006         9,526         5,320
                   April 1, 2007        10,942         6,340
                   April 1, 2008        10,942         6,880
                   April 1, 2009        10,942         7,470
                   April 1, 2010        10,942         8,110
                   April 1, 2011        10,942         8,800
                   April 1, 2012        10,942         9,540
                   April 1, 2013        10,942        10,360
                   April 1, 2014        10,942        11,240
                   April 1, 2015       10,9413         8,660
                                       -------       -------
                                       117,900       117,900
                                       -------       -------

              iii)  Serial Mortgage Notes

                    The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six year period beginning one year from April 1, 2001. Interest is payable semi-annually.

                    The outstanding serial loans have the
                    following characteristics:

                   PRINCIPAL        INTEREST        MATURITY
                   DUE              RATE            DATE
                   $ 000

                     18,160            7.44%       April 1, 2001
                     18,160            7.49%       April 1, 2002
                     18,160            7.55%       April 1, 2003
                     12,950            7.57%       April 1, 2004
                      7,740            7.60%       April 1, 2005
                      2,530            7.62%       April 1, 2006
                   --------
                     77,700
                   --------
              iv)  Term Mortgage Notes

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

                   PRINCIPAL        INTEREST        MATURITY
                   DUE              RATE            DATE
                                    $000            $000

                  April 1, 2004        3,355          1,700
                  April 1, 2005        6,542          3,480
                  April 1, 2006        9,526          5,320
                  April 1, 2007       10,942          6,340
                  April 1, 2008       10,942          6,880
                  April 1, 2009       10,942          7,470
                  April 1, 2010       10,942          8,110
                  April 1, 2011       10,942          8,800
                  April 1, 2012       10,942          9,540
                  April 1, 2013       10,942         10,360
                  April 1, 2014       10,942         11,240
                  April 1, 2015       10,941         38,660
                                     -------        -------
                                     117,900        117,900
                                     -------        -------

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

                                  CALIFORNIA PETROLEUM
                                  TRANSPORT CORPORATION
                                  Registrant


                                  \R. Douglas Donaldson\



25 October 2000                   R. Douglas Donaldson
                                  Principal Financial Officer
                                  and Treasurer



































                               12
02089006.AD2