Form 10-K405
period 2000-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2001-04-02
CIK 923649

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

    (Mark One)
X   Annual Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 2000

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
    951-7727

    Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
         Title of each class           on which registered
         -------------------           ----------------------

              None                        Not Applicable

    Securities registered pursuant to Section 12(g) of the Act:

                              None
                    ------------------------
                        (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X         No  ____

Documents Incorporation by Reference:

The following documents filed pursuant to Rule 424(b) under the
Securities Act of 1933, as amended, are incorporated by reference
into Part I of this Form 10-K.         None

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            FORM 10-K

                        TABLE OF CONTENTS

                                                             Page
PART I

    Item 1.   Business....................................      1

    Item 2.   Properties .................................      2

    Item 3.   Legal Proceedings...........................      2

    Item 4.   Submission of Matters to a Vote of
              Security Holders............................      3

PART II

    Item 5.   Market for Registrant's Common
              Equity and Related Stockholder
              Matters.....................................      3

    Item 6.   Selected Financial Data.....................      3

    Item 7.   Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations.......................      5

    Item 7(a) Quantitative and Qualitative
              disclosures about Market Risk...............      6

    Item 8.   Financial Statements and
              Supplementary Data..........................      8

    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure........................     15

PART III

    Item 10.  Directors and Officers of the
              Registrant..................................     15

    Item 11.  Executive Compensation......................     15

    Item 12.  Security Ownership of Certain
              Beneficial Owners and Management............     15

    Item 13.  Certain Relationships and Related
              Transactions................................     16

PART IV

    Item 14.  Exhibits, Financial Statement
              Schedules and Reports on Form 8-K...........     16

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

The Charters

Each of the Vessels is currently chartered to the Initial Charterer pursuant to a bareboat charter dated as of the date of the original issuance of the Notes (collectively, the "Charters") and which is due to expire on April 1, 2015. Under the terms of these bareboat charters, the Initial Charterer bears all of the costs of operating and maintaining the Vessels. Upon payment of a termination amount, the Initial Charterer has the right to terminate the charters on any four (in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel), termination dates which, for each Vessel, occur at two-year intervals beginning in 2003, 2004, 2005 or 2006, as the case may be.

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

The oil transportation industry has historically been subject to regulation by national authorities and through international conventions. Over recent years, however, an environmental protection regime has evolved which has a significant impact on the operations of participants in the industry in the form of increasingly more stringent inspection requirements, closer monitoring of pollution-related events, and generally higher costs and potential liabilities for the owners and operators of tankers.

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

The tanker market in general was depressed through the second half of 1998 and 1999 as a result of lower volumes of oil transported due to cuts in oil production by OPEC. A high proportion of the OPEC cuts were taken by the Middle East producers which account for the long-haul crude. The cut in long-haul crude resulted in decreased transportation demand. At the beginning of the year 2000 the Suezmax market started to improve, backed by increasing OPEC production and the fact that scrapping of older tonnage in the weak 1999 market brought demand and supply of transportation capacity closer to a balance. A high-profile oil-spill off the coast Brittany (the Erika) in late 1999 created strong public and political pressure for stricter requirements on tankers. The result was an increased demand for modern quality tonnage as many leading charterers reduced their use of older tonnage. OPEC increased output on several occasions in 2000 in response to oil demand and the demand for tonnage grew through the year with gradually higher charter rates and, in the last quarter of 2000, the highest average Suezmax rates paid since the early 1970's. The charter rates have dropped in the beginning of 2001, compared to the highs of end 2000, but rates are still at high levels. A continued strong Suezmax market will largely depend on the global oil demand in 2000 and the probable implementation by IMO of new rules that would remove from trading in the next 3 to 4 years almost all Suezmaxes built before 1980.

The charter market for Suezmax vessels is very volatile. There is no guarantee that Suezmax rates would be sufficient to meet the debt service required if the bareboat charters entered into with Chevron are not extended even though current spot Suezmax rates are sufficient to meet such debt service. In this connection, the average daily time charter equivalent rate earned in the spot market by modern Suezmaxes in 2000 was USD 44,000 per day according to industry sources.

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

                             PART II

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 2000.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

(a)      There is no established trading market for the Common
         Stock of the Registrant.

(b) As of March 12, 2001 with respect to the Common Stock there was one (1) holder of record of the Registrant's
         Common Stock.

Item 6.  Selected Financial Data

The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                            INCOME STATEMENT DATA

                                        Year ended
                                        December 31
(US Dollars
in thousands)
                             2000     1999        1998       1997    1996
Income

Interest income              16,478    17,811     19,130     20,421     21,659
Recovery of general
and administrative
expenses                         60        60         61         64         64
                             ______   _______    _______    _______     ______

Deduct:                      16,538    17,871     19,191     20,485     21,723
Expenses

Interest payable           (16,222)  (17,555)   (18,874)   (20,165)   (21,403)
General and
administrative expenses        (60)      (60)       (61)       (64)       (64)
Amortization of debt
issue costs                   (256)     (256)      (256)      (256)      (256)
                            _______   _______    _______    _______     ______

Net result for the year         Nil       Nil        Nil        Nil        Nil
                           ========   =======    =======    =======    =======

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                             BALANCE SHEET DATA

                                December 31,
(US Dollars
in thousands)
                             2000     1999        1998       1997    1996

Assets

Current assets:

Cash and cash
equivalents                       1         1          1          1          1
Current portion
  of Serial loan             18,160    18,160     18,160     18,160     18,160

Interest receivable           3,972     4,306      4,637      4,962      5,279
Other assets                     43        21          6         28          6
                            _______  ________   ________   ________   ________

Total current
assets                       22,176    22,488     22,804     23,151     23,446

Serial loans
  receivable less
  current portion            58,866    76,858     94,850    112,842    130,834

Terms loans receivable      116,642   116,554    116,466    116,378    116,290
Deferred charges
  and other assets            1,932     2,188      2,444      2,700      2,956
                            _______  ________   ________   ________   ________

Total assets                199,616   218,088    236,564    255,071    273,526
                            =======  ========   ========   ========   ========
Liabilities and
stockholders' equity

Current liabilities:

Interest accrued              3,972     4,306      4,637      4,962      5,279
Current portion of
  serial mortgage notes      18,160    18,160     18,160     18,160     18,160
Other liabilities                43        21          6         28          6
                            _______   _______    _______    _______    _______

Total current liabilities    22,175    22,487     22,803     23,150     23,445

Serial mortgage notes        59,540    77,700     95,860    114,020    132,180
Term mortgage notes         117,900   117,900    117,900    117,900    117,900
                            _______   _______    _______    _______    _______

Total liabilities           199,615   218,087    236,563    255,070    273,525
                            _______   _______    _______    _______    _______

Shareholders' equity              1         1          1          1          1
                            _______   _______    _______    _______    _______

Total liabilities and
  stockholders' equity      199,616   218,088    236,564    255,071    273,526
                            =======   =======    =======    =======    =======

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

     Quantitative information about market risk instruments at December 31, 2000 is as follows:

     i)  Serial Loans

         The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six year period beginning April 1, 2001. The loans are reported net of the related discounts, which are amortized over the term of the loans.

         The outstanding serial loans have the following characteristics:

              Principal          Interest        Maturity
              due                rate            date
              $ 000

              18,160             7.44%           April 1, 2001
              18,160             7.49%           April 1, 2002
              18,160             7.55%           April 1, 2003
              12,950             7.57%           April 1, 2004
              7,740              7.60%           April 1, 2005
              2,530              7.62%           April 1, 2006
              ------
              77,700
              ------

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

              Scheduled          No Initial      All Initial
              Payment date       Charters        Charters
                                 Terminated      Terminated
                                 $ 000           $ 000

              April 1, 2004          3,355            1,700
              April 1, 2005          6,542            3,480
              April 1, 2006          9,526             5,32
              April 1, 2007         10,942            6,340
              April 1, 2008         10,942            6,880
              April 1, 2009         10,942            7,470
              April 1, 2010         10,942            8,110
              April 1, 2011         10,942            8,800
              April 1, 2012         10,942            9,540
              April 1, 2013         10,942           10,360
              April 1, 2014         10,942           11,240
              April 1, 2015         10,941           38,660
                                   -------          -------
                                   117,900          117,900
                                   -------          -------

   iii)  Serial Mortgage Notes

         The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Serial
         Mortgage Notes mature over a six year period beginning one year from April 1, 2001. Interest is payable semi-annually.

         The outstanding Serial Mortgage Notes have the following characteristics:

              Principal due      Interest Rate   Maturity Date
              on maturity
              $000

                  18,160             7.44%        April 1, 2001
                  18,160             7.49%        April 1, 2002
                  18,160             7.55%        April 1, 2003
                  12,950             7.57%        April 1, 2004
                   7,740             7.60%        April 1, 2005
                   2,530             7.62%        April 1, 2006
                  ------
                  77,700
                  ------

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

(b)  Qualitative information about market risk

     California Petroleum was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four Vessels from Chevron Transport Corporation.

Item 8.  Financial statements and Supplementary Data

Report of Ernst & Young, Independent Auditors

The Shareholders and Board of Directors of California Petroleum
Transport Corporation

    We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2000 and 1999 and the related statements of income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of each of the three Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with United States generally accepted accounting principles.



                                      Ernst & Young
Douglas, Isle of Man                  Chartered Accountants


March 30, 2001

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                       STATEMENT OF INCOME



(US Dollars in thousands)

                                           Year ended
                                          December 31,
                                  2000        1999    1998

Income

Interest income                    16478    17,811         19,130
Recovery of general and
administrative expenses               60        60             61
                                 _______   _______        _______

                                  16,538    17,871         19,191
Deduct:

Expenses

Interest payable                (16,222)  (17,555)       (18,874)
General and administrative
expenses                            (60)      (60)           (61)

Amortization of debt issue costs   (256)     (256)          (256)
                                 _______   _______        _______

Net result for the year              Nil       Nil            Nil
                                 =======   =======        =======

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                          BALANCE SHEET

                                              December 31,
(US Dollars in thousands)     Notes         2000      1999

Assets

Current assets:

Cash and cash equivalents                      1         1
Current portion of Serial loan   3        18,160    18,160
Interest receivable                        3,972     4,306
Other assets                                  43        21
                                         _______   _______

Total current assets                      22,176    22,488

Serial loans receivable less
current portion                  3        58,866    76,858
Terms loans receivable           4       116,642   116,554
Deferred charges and other
assets                           2(b)      1,932     2,188
                                         _______  ________

Total assets                             199,616   218,088
                                        ========  ========

Liabilities and stockholders'
equity

Current liabilities:
Interest accrued                           3,972     4,306
Current portion of serial
mortgage notes                   5,6      18,160    18,160
Other liabilities                             43        21
                                         _______   _______

Total current liabilities                  22175    22,487

Serial mortgage notes            5,6      59,540    77,700
Term mortgage notes              5,7     117,900   117,900
                                        ________  ________

Total liabilities                        199,615   218,087
                                        ________  ________

Shareholders' equity:
Common stock: 1,000 shares
authorized, issued and
outstanding                                    1         1
                                          ______     _____

Total liabilities and
stockholders' equity                     199,616   218,088
                                        ========  ========

           CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                     STATEMENT OF CASH FLOWS

                                           Year ended
                                          December 31,
                                     2000        1999    1998
(US Dollars in thousands)

Cash Flows from Operating
Activities:

Net result for the year                 -          -         -
Adjustments to reconcile net
income to net cash provided
by operating activities:
Recognition of deferred expenses      256        256       256
Changes in assets and liabilities
Accounts receivable                   312      (316)      347
Accounts payable                    (312)        316     (347)
                                    _____       ____     _____

Net cash provided by operating
activities                            256        256       256
                                     ____       ____      ____

Cash Flows from Investing Activities:

Term and Serial loans repaid       17,904     17,904    17,904
                                   ______     ______    ______

Net cash from investing
activities                         17,904     17,904    17,904
                                   ______     ______    ______

Cash Flows from Financing
Activities

Serial notes redeemed            (18,160)   (18,160)  (18,160)
                                 ________   ________  ________

Net cash used in financing
activities                       (18,160)   (18,160)  (18,160)
                                 ________   ________  ________

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

Item 9-  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                            PART III

Item 10- Directors and Officers of Registrant

Directors and Executive
Officers of California Petroleum  Age        Position

Nancy D. Smith                    32     Director and President
Louise E. Colby                   52     Director and Assistant
                                         Secretary
R. Douglas Donaldson              59     Treasurer
Jacy L. Wilson                    27     Secretary

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

Item 12- Security Ownership of Certain Beneficial Owners and
         Management

The following table provides information as of March 12, 2001 with respect to the ownership by each person or group of persons, known by the registrant to be a record owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Common Stock as of close of business on March 12, 2001.
Title of Class                                Number of  Percent
of Securities Name and address                Shares     of Class

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





Date:    March 30, 2001


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.

Name                     Title                     Date

/s/ Nancy D. Smith
Nancy D. Smith           Director and President    March 30, 2001
                         (Principal Executive
                         Officer)


/s/ Louise E. Colby
Louise E. Colby          Director                  March 30, 2001


/s/ R. Douglas Donaldson
R. Douglas Donaldson     Principal Financial
                         and Accounting Officer    March 30, 2001


                               28
02089006.AD3