Form 10-Q
period 2001-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2001-05-16
CIK 923649

                      SECURITIES & EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q


              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2001       Commission File Number  33-79220


                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION
           (exact name of Registrant as specified in its charter)




Delaware                                                 04-3232976
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)



Suite 569, One International Place,
Boston, Massachusetts                                    02110-2624
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code       (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


YES   X                                NO


Number of shares outstanding of each class of Registrant's Common Stock as of April 30th 2000
Common, $1.00 par value.......................................1,000 shares

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                  FORM 10-Q

                        QUARTER ENDED MARCH 31, 2001


                                    INDEX



                                                                PAGE

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Review Report of Independent Accountants             2

              Unaudited Condensed Balance Sheet -
                March 31, 2001 and December 31, 2000.              3

              Unaudited Condensed Income Statement
               Three Months Ended March 31, 2001 and 2000          5

              Unaudited Condensed Statement of Cash Flows -
                Three Months Ended March 31, 2001 and 2000         6

              Notes to Unaudited Condensed Financial Statements    7


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                9

Item 3.       Quantitative and Qualitative disclosures about
              Market Risk                                          9



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                   12


              SIGNATURES                                          12




                      Omitted items are not applicable

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements


                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of California Petroleum Transport Corporation


We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 2001, and the related condensed statements of income and the condensed statement of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 2000, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 30, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.



                                       /s/ Ernst & Young
                                       ----------------------------
                                           Ernst & Young
                                           Chartered Accountants

Douglas, Isle of Man


May 3, 2001

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                     UNAUDITED CONDENSED BALANCE SHEET


(US DOLLARS IN THOUSANDS)                   MARCH 31,         DEC 31,
                                            2001              2000

Assets

Current assets:

Cash and cash equivalents                          1               1
Current portion of serial loan (note 2)
  (Maturity date April 1, 2000)               18,160          18,160
Interest receivable                            7,944           3,972
Other assets  59                                  43
                                             _______         _______

Total current assets                          26,164          22,176

Serial loans receivable less current
   portion (note 2)                           58,908          58,866
Terms loans receivable (note 3)              116,664         116,642
Deferred charges and other assets              1,868           1,932
                                            ________        ________

Total assets                                 203,604         199,616
                                           =========       =========
Liabilities and stockholders' equity

Current liabilities:

Interest accrued                               7,944           3,972
Current portion of serial mortgage
notes (note 4)
  (due April 1, 2000)                         18,160          18,160
Other liabilities                                 59              43
                                             _______         _______

Total current liabilities                     26,163          22,175

Serial mortgage notes (note 4)                59,540          59,540

Term mortgage notes (note 5)                 117,900         117,900
                                            ________        ________

Total liabilities                            203,603         199,615
                                            ________        ________
Stockholders' equity:

Common stock: 1,000 shares authorized,
 issued and outstanding                            1               1
                                            ________        ________

Total liabilities and stockholders' equity   203,604         199,616
                                           =========       =========

        The accompanying notes are an integral part of this statement

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                    UNAUDITED CONDENSED INCOME STATEMENT




(US Dollars in thousands)
                                                     THREE MONTHS
                                                    ENDED MARCH 31,       2001
                                                2000


Income

Interest income                                4,036           4,370

Recovery of overheads                             15              15

                                              ______          ______

                                               4,051           4,385

Deduct:

Expenses

Interest payable                               3,972           4,306

Overheads                                         15              15

Amortization of debt issue costs                  64              64

                                              ______           _____

Net result for the period                        NIL             NIL

                                              ______           _____











        The accompanying notes are an integral part of this statement

                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                 UNAUDITED CONDENSED STATEMENT OF CASH FLOWS





(US DOLLARS IN THOUSANDS)                 THREE MONTHS      THREE MONTHS
                                          ENDED MARCH 31,   ENDED MARCH 31,
                                          2001              2000



Cash Flows from Operating Activities:

        Net income                                    -                  -
        Adjustments to reconcile net income to
         net cash provided by operating activities:
           Recognition of deferred expenses        (64)               (64)
           Recognition of unearned income            64                 64
           Changes in assets and liabilities
           Accounts receivable                  (3,988)            (4,321)
           Accounts payable                       3,988              4,321
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

Item 2. Management's discussion and analysis of financial condition and results of operations


           N/A


Item 3.    Quantitative and Qualitative disclosures about Market Risk

           (a)   Quantitative information about market risk

                 Quantitative information about market risk instruments at March 31, 2001 is as follows:-

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

                 The outstanding serial loans have the following characteristics:

                    Principal due    Interest   Maturity Date
                    on maturity      Rate
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

                       77,700

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



                                       CALIFORNIA PETROLEUM
                                       TRANSPORT CORPORATION
                                       Registrant



May 8, 2001                            /s/ R. Douglas Donaldson
                                       ------------------------------
                                           R. Douglas Donaldson
                                           Principal Financial Officer and
                                           Treasurer























                                     12
02089009.AE5