Form 10-Q
period 2001-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2001-08-20
CIK 923649

                SECURITIES & EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001   Commission File Number 33-79220
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


YES   X                                     NO


Number of shares outstanding of each class of Registrant's Common
Stock as of July 31, 2001

Common, $1.00 par value............................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2001

Index

Part I        Financial Information

Item 1        Financial Statements

              Review Report of Independent Accountants

              Unaudited Condensed Income Statement - Six months ended June 30, 2001 and 2000

              Unaudited Condensed Balance Sheet - June 30, 2001
              and December 31, 2000

              Unaudited Condensed Statement of Cash Flows - Six months ended June 30, 2001 and 2000

              Notes to Unaudited Condensed Financial statements

Item 2        Management's Discussion and analysis of Financial
              Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures about
              Market Risk


Part II       Other Information

Item 1        Legal Proceedings

              Signatures

                Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CALIFORNIA
PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of June 30, 2001, and the related condensed statements of income and the condensed statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Ernst & Young
Chartered Accountants
Douglas, Isle of Man

August 17, 2001

California Petroleum Transport Corporation
Unaudited Condensed Income Statements for the six months ended
June 30, 2001 and 2000

(in thousands of US$)

                                              2001           2000
Operating revenues
         Interest income                      7,727         8,406
         Recovery of administrative expenses     15            30
-----------------------------------------------------------------
         Net operating revenues               7,742         8,436
-----------------------------------------------------------------
Operating expenses
         Administrative expenses                 15            30
-----------------------------------------------------------------
         Total operating expenses                15            30
-----------------------------------------------------------------
Net operating income before amortisation      7,727         8,406
-----------------------------------------------------------------
         Amortisation of deferred charges       128           128
-----------------------------------------------------------------
Net operating income after amortisation       7,599         8,278
-----------------------------------------------------------------
Other expenses
         Interest expense                     7,599         8,278
-----------------------------------------------------------------
         Net other expenses                   7,599         8,278
-----------------------------------------------------------------
Net income                                        -             -
=================================================================

California Petroleum Transport Corporation
Unaudited Condensed Balance Sheets as of June 30, 2001 and
December 31, 2000

(in thousands of US$)

                                              2001        2000
ASSETS
Current assets
         Cash and cash equivalents                1            1
         Current maturities of serial
           loans receivable                  18,160       18,160
         (maturity date April 1, 2002)
         Interest income receivable           3,624        3,972
         Other accounts receivable               59           43
-----------------------------------------------------------------
         Total current assets                21,844       22,176
Serial loans receivable                      40,790       58,866
Term loans receivable                       116,686      116,642
Deferred charges                              1,804        1,932
-----------------------------------------------------------------
         Total assets                       181,124      199,616
=================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Current maturities of serial
           mortgage notes                    18,160       18,160
         (maturity date April 1, 2002)
         Accrued interest expense             3,624        3,972
         Other accounts payable                  59           43
-----------------------------------------------------------------
         Total current liabilities           21,843       22,175
Long-term liabilities
         Serial mortgage notes               41,380       59,540
         Term mortgage notes                117,900      117,900
-----------------------------------------------------------------
         Total liabilities                  181,123      199,615
Commitments and contingencies                     -            -
         Stockholders' equity
         Share capital (1,000 shares
           of $1 authorised,
         issued and outstanding)                  1            1
         Retained earnings                        -            -
-----------------------------------------------------------------
         Total stockholders' equity               1            1
-----------------------------------------------------------------
         Total liabilities and stockholders'
           equity                           181,124      199,616
=================================================================

California Petroleum Transport Corporation
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000

(in thousands of US$)

                                              2001        2000
Operating activities
Net income                                       -          -
Adjustments to reconcile net income to
  net cash provided by operating activities
         Amortisation of deferred charges      128        128
         Amortisation of issue discount
         on loans receivable                  (128)      (128)
         Changes in operating assets and
         liabilities:
         Interest income receivable            348        334
         Other accounts receivable             (16)       (23)
         Accrued interest expense             (348)      (334)
         Other accounts payable                 16         23
-----------------------------------------------------------------
         Net cash provided by operating
         activities                              -          -
-----------------------------------------------------------------
Investing activities
         Maturity of serial loans
           receivable                       18,160     18,160
-----------------------------------------------------------------
         Net cash provided by investing
         activities                         18,160     18,160
-----------------------------------------------------------------
Financing activities
         Redemption of serial mortgage
           notes                           (18,160)   (18,160)
-----------------------------------------------------------------
         Net cash used in financing
         activities                        (18,160)   (18,160)
-----------------------------------------------------------------
Net increase in cash and cash equivalents        -          -
Cash and cash equivalents at beginning of
period                                           1          1
-----------------------------------------------------------------
Cash and cash equivalents at end of period       1          1
=================================================================

Supplemental disclosure of cash flow
information:
         Interest paid                       7,945      8,612
=================================================================

California Petroleum Transport Corporation
Unaudited Statements of Changes in Stockholders' Equity for the six months ended June 30, 2001 and 2000

(in thousands of US$, except number of shares)

                                              2001       2000
Number of Shares Outstanding
Balance at beginning of period               1,000      1,000
Shares issued                                    -          -
-----------------------------------------------------------------
Balance at end of period                     1,000      1,000
-----------------------------------------------------------------
Share Capital
Balance at beginning of period                   1          1
Shares issued                                    -          -
-----------------------------------------------------------------
Balance at end of period                         1          1
-----------------------------------------------------------------
Retained Earnings
Balance at beginning of period                   -          -
Net income                                       -          -
-----------------------------------------------------------------
Balance at end of period                         -          -
-----------------------------------------------------------------
Total Stockholders' Equity                       1          1
=================================================================

California Petroleum Transport Corporation
Notes to the Unaudited Condensed Financial Statements

1.   GENERAL

     Organization and history

     California Petroleum Transport Corporation was incorporated under the laws of the state of Delaware on May 18, 1994. The company is a special purpose corporation that has been organized solely for the purpose of issuing as agent Serial Mortgage Notes and Term Mortgage Notes as full recourse obligations of the company and loaning the proceeds of the sale of the Notes to four vessel-owning companies. The Serial Mortgage Notes and the Term Mortgage Notes were issued on April 5, 1995.

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

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accountancy principles for complete financial statements.

2.   ACCOUNTING POLICIES

     Basis of accounting

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company:

     Cash and cash equivalents

     For the purposes of the consolidated statements of cash flows, all demand and time deposits and highly liquid, low risk investments with original maturities of three months or less are considered equivalent to cash.

     Revenue and expense recognition

     Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. General and administrative expenses incurred by the company are reimbursed by the vessel-owning companies.

     Deferred charges

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortised over the term of the Notes to which they relate.

3. SERIAL LOANS

     The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six-year period beginning April 1, 2001. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six-year period beginning April 1, 2001. Interest is payable semi-annually.

6.   TERM MORTGAGE NOTES

     The Term Mortgages Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing nine years from April 1, 1995. Interest is payable semi-annually.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   N/A

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at June 30, 2001 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six-year period beginning April 1, 2001. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:

     Maturity date                Interest rate  Principal amount
                                                    ($ 000's)
     April 1, 2002                7.49%          18,160
     April 1, 2003                7.55%          18,160
     April 1, 2004                7.57%          12,950
     April 1, 2005                7.60%          7,740
     April 1, 2006                7.62%          2,530
     Total loans                                 59,540

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

     Scheduled payment date       No initial     All initial
                                  charters          charters
                                  terminated        terminated
                                  ($000's)          ($000's)
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

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six-year period beginning one year from April 1, 2001.
     Interest is payable semi-annually.
     The outstanding serial loans have the following characteristics:

     Maturity date           Interest rate       Principal amount
                                                      ($ 000's)
     April 1, 2002               7.49%                 18,160
     April 1, 2003               7.55%                 18,160
     April 1, 2004               7.57%                 12,950
     April 1, 2005               7.60%                  7,740
     April 1, 2006               7.62%                  2,530
     Total loans                                       59,540

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

     Scheduled payment date  No initial          All initial
                             charters            charters
                             terminated          terminated
                             ($000's)            ($000's)
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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The company is not party to any legal proceedings the results of which could, in the opinion of management, have a material adverse effect upon the company.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2001

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CALIFORNIA PETROLEUM
                                 TRANSPORT CORPORATION
                                 Registrant


                                 /s/ R. Douglas Donaldson
                                 ----------------------------
                                     R. Douglas Donaldson

August 17, 2001
































                               15
02089006.AE0