Form 10-Q
period 2001-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2001-11-14
CIK 923649

                 SECURITIES EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended
  September 30, 2001              Commission File Number 33-79220
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


YES   X                                     NO


Number of shares outstanding of each class of Registrant's Common
Stock as of October 31, 2001

Common, $1.00 par value............................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine months ended September 30, 2001

Index

Part I   Financial Information

Item 1   Financial Statements

         Review Report of Independent Accountants

         Unaudited Condensed Income Statement - Three and Nine months ended September 30, 2001 and 2000

         Unaudited Condensed Balance Sheet - September 30, 2001
         and December 31, 2000

         Unaudited Condensed Statement of Cash Flows - Nine months ended September 30, 2001 and 2000

         Notes to Unaudited Condensed Financial statements

Item 2   Management's Discussion and analysis of Financial
         Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market
         Risk


Part II  Other Information

Item 1   Legal Proceedings

         Signatures

                Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine months ended September 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CALIFORNIA
PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 2001, and the related condensed statements of income for the three and nine-month periods ended September 30, 2001 and 2000 and condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Ernst & Young
Chartered Accountants
Douglas, Isle of Man

November 9, 2001

California Petroleum Transport Corporation
Unaudited Condensed Income Statements for the three and nine months ended September 30, 2001 and 2000

(in thousands of US$)

                                          3 months ended     9 months ended
                                           September 30       September 30
                                          2001       2000    2001      2000

Operating revenues
    Interest income                        3,725   4,0361      1,452    12,442
    Recovery of administrative expenses       25       15         40        45
------------------------------------------------------------------------------
    Net operating revenues                 3,750    4,051     11,492    12,487
Operating expenses
    Administrative expenses                   25       15         40        45
------------------------------------------------------------------------------
    Total operating expenses                  25       15         40        45
------------------------------------------------------------------------------
Net operating income before amortisation   3,725    4,036     11,452    12,442
------------------------------------------------------------------------------
    Amortisation of deferred charges          64       64        192       192
------------------------------------------------------------------------------
Other expenses
    Interest expense                       3,661    3,972     11,260    12,250
------------------------------------------------------------------------------
    Net other expenses                     3,661    3,972     11,260    12,250
------------------------------------------------------------------------------
Net income                                     -        -          -         -
==============================================================================

California Petroleum Transport Corporation
Unaudited Condensed Balance Sheets as of
September 30, 2001 and December 31, 2000

                                                 2001        2000
ASSETS
Current assets
    Cash and cash equivalents                       1           1
    Current maturities of serial loans
      receivable                               18,160      18,160
    (maturity date April 1, 2002)
    Interest income receivable                  7,288       3,972
    Other accounts receivable                      40          43
-----------------------------------------------------------------
    Total current assets                       25,489      22,176
Serial loans receivable                        40,832      58,866
Term loans receivable                         116,708     116,642
Deferred charges                                1,740       1,932
-----------------------------------------------------------------
    Total assets                              184,769     199,616
-----------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of serial mortgage
      notes                                    18,160      18,160
    (maturity date April 1, 2002)
    Accrued interest expense                    7,288       3,972
    Other accounts payable                         40          43
-----------------------------------------------------------------
    Total current liabilities                  25,488      22,175
Long-term liabilities
    Serial mortgage notes                      41,380      59,540
    Term mortgage notes                       117,900     117,900
-----------------------------------------------------------------
    Total liabilities                         184,768     199,615
Commitments and contingencies                       -           -
    Stockholders' equity
    Share capital (1,000 shares of
    $1 authorised, issued and outstanding)          1           1
    Retained earnings                               -           -
-----------------------------------------------------------------
    Total stockholders' equity                      1           1
-----------------------------------------------------------------
    Total liabilities and stockholders'
      equity                                  184,769     199,616
=================================================================

California Petroleum Transport Corporation
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

(in thousands of US$)

                                                 2001        2000
Operating activities
Net income                                          -           -
Adjustments to reconcile net income to
net cash provided by operating activities
    Amortisation of deferred charges              192         192
    Amortisation of issue discount on
    loans receivable                            (191)       (192)
    Changes in operating assets and
      liabilities:
    Interest income receivable                (3,316)     (3,637)
    Other accounts receivable                       3        (23)
    Accrued interest expense                    3,316       3,637
    Other accounts payable                        (3)          23
-----------------------------------------------------------------
    Net cash provided by operating activities       -           -
-----------------------------------------------------------------
Investing activities
    Maturity of serial loans receivable        18,160      18,160
-----------------------------------------------------------------
    Net cash provided by investing
    activities                                 18,160      18,160
-----------------------------------------------------------------
Financing activities
    Redemption of serial mortgage notes      (18,160)    (18,160)
-----------------------------------------------------------------
    Net cash used in financing activities    (18,160)    (18,160)
-----------------------------------------------------------------
Net increase in cash and cash equivalents           -           -
Cash and cash equivalents at beginning of year      1           1
-----------------------------------------------------------------
Cash and cash equivalents at end of year            1           1
=================================================================

Supplemental disclosure of cash flow
information:
    Interest paid                               7,945       8,612
=================================================================

California Petroleum Transport Corporation
Unaudited Statements of Changes in Stockholders'
Equity for the Nine months ended September 30, 2001 and 2000

(in thousands of US$, except number of shares)

                                                 2001        2000
Number of Shares Outstanding
Balance at beginning of year                    1,000       1,000
Shares issued                                       -           -
-----------------------------------------------------------------
Balance at end of year                          1,000       1,000
-----------------------------------------------------------------
Share Capital
Balance at beginning of year                        1           1
Shares issued                                       -           -
-----------------------------------------------------------------
Balance at end of year                              1           1
-----------------------------------------------------------------
Retained Earnings
Balance at beginning of year                        -           -
Net income                                          -           -
-----------------------------------------------------------------
Balance at end of year                              -           -
-----------------------------------------------------------------
Total Stockholders' Equity                          1           1
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

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine months ended September 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    N/A

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at September 30, 2001 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.44% to 7.62% and mature over a six-year period beginning April 1, 2001. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:

    Maturity date                        Interest       Principal
                                             rate          amount
                                                        ($ 000's)

    April 1, 2002                            7.49%         18,160
    April 1, 2003                            7.55%         18,160
    April 1, 2004                            7.57%         12,950
    April 1, 2005                            7.60%          7,740
    April 1, 2006                            7.62%          2,530
-----------------------------------------------------------------
    Total loans                                            59,540
-----------------------------------------------------------------

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

Scheduled payment date              No initial
                                      charters
                                    terminated         terminated
                                      ($000's)           ($000's)

    April 1, 2004                        3,355              1,700
    April 1, 2005                        6,542              3,480
    April 1, 2006                        9,526              5,320
    April 1, 2007                       10,942              6,340
    April 1, 2008                       10,942              6,880
    April 1, 2009                       10,942              7,470
    April 1, 2010                       10,942              8,110
    April 1, 2011                       10,942              8,800
    April 1, 2012                       10,942              9,540
    April 1, 2013                       10,942             10,360
    April 1, 2014                       10,942             11,240
    April 1, 2015                       10,941             38,660
-----------------------------------------------------------------
                                       117,900            117,900
-----------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.44% to 7.62% through maturity. The Notes mature over a six-year period beginning one year from April 1, 2001.
     Interest is payable semi-annually.

     The outstanding serial loans have the following characteristics:

     Maturity date                                      Principal
                                      Interest             amount
                                          rate          ($ 000's)

    April 1, 2002                         7.49%            18,160
    April 1, 2003                         7.55%            18,160
    April 1, 2004                         7.57%            12,950
    April 1, 2005                         7.60%             7,740
    April 1, 2006                         7.62%             2,530
-----------------------------------------------------------------
    Total loans                                            59,540
-----------------------------------------------------------------

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

Scheduled payment date             No initial
                                     charters
                                   terminated          terminated
                                     ($000's)            ($000's)

    April 1, 2004                       3,355               1,700
    April 1, 2005                       6,542               3,480
    April 1, 2006                       9,526               5,320
    April 1, 2007                      10,942               6,340
    April 1, 2008                      10,942               6,880
    April 1, 2009                      10,942               7,470
    April 1, 2010                      10,942               8,110
    April 1, 2011                      10,942               8,800
    April 1, 2012                      10,942               9,540
    April 1, 2013                      10,942              10,360
    April 1, 2014                      10,942              11,240
    April 1, 2015                      10,941              38,660
-----------------------------------------------------------------
                                      117,900             117,900
-----------------------------------------------------------------

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


                                   CALIFORNIA PETROLEUM
                                   TRANSPORT CORPORATION
                                   Registrant


                                   /s/  R. Douglas Donaldson
                                   _________________________
                                   R. Douglas Donaldson



                                   November 9, 2001
                                   R. Douglas Donaldson

































                               16
02089006.AE2