Form 10-K
period 2001-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2002-03-29
CIK 923649

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2001
                         --------------------------------------------------

                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              ---------------------------------------------

Commission file number           333-79220
                      -----------------------------------------------------


                 CALIFORNIA PETROLEUM TRANSPORT CORPORATION
---------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


             Delaware                                04-3232976
---------------------------------        ----------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


      Room 6/9, One International Place, Boston, Massachusetts, 02101
---------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (617) 951-7727
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


       Title of each class                      Name of each exchange
                                                 on which registered

              None                                  Not applicable
---------------------------------        ----------------------------------

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                   None
---------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X       No
        ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2 shares of Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE:    None

                    CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS
                                                                       PAGE

PART I

     Item 1.   Business...................................................1

     Item 2.   Properties.................................................3

     Item 3.   Legal Proceedings..........................................3

     Item 4.   Submission of Matters to a Vote of Security Holders........3


PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters........................................3

     Item 6.   Selected Financial Data....................................3

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................3

     Item 7(a)

               Quantitative and Qualitative disclosures about Market
               Risk.......................................................4

     Item 8.   Financial Statements and Supplementary Data................7

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................14


PART III

     Item 10.  Directors and Executive Officers of the Registrant........14

     Item 11.  Executive Compensation....................................15

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................15

     Item 13.  Certain Relationships and Related Transactions............15


PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................16

                                   PART I

ITEM 1.   BUSINESS

THE COMPANY

California Petroleum Transport Corporation, ("California Petroleum"), was incorporated in Delaware in 1995. California Petroleum is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners (see below), the Term Mortgage Notes and Serial Mortgage Notes (together the "Notes") as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

Information about revenues, profits and total assets is provided in the financial statements included in this report. California Petroleum's only business segment is that of issuing loans.

California Petroleum has no employees.

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

THE CHARTERS

Each of the Vessels is currently chartered to the Initial Charterer pursuant to a charter dated as of the date of the original issuance of the notes (collectively, the "Charters") and which is due to expire on April 1, 2015. Upon payment of a termination amount, the Initial Charterer has the right to terminate the charters on any four (in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel), termination dates, which, for each Vessel, occur at two-year intervals beginning in 2003, 2004, 2005 or 2006, as the case may be.

THE INTERNATIONAL TANKER MARKET

Two types of operator mainly provide international seaborne oil and petroleum products transportation services: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. Both types of operators transport oil under short-term contracts (including single-voyage "spot charters") and long-term time charters with oil companies, oil traders, large oil consumers, petroleum product producers and government agencies. The oil companies own, or control through long-term time charters, approximately one third of the current world tanker capacity, while independent companies own or control the balance of the fleet. The oil companies use their fleets not only to transport their own oil, but also to transport oil for third-party charterers in direct competition with independent owners and operators in the tanker charter market.

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

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates. In particular, freight and charterhire rates are strongly influenced by the supply and demand for shipping capacity. After a period of weak freight rates the market for Suezmax tankers started to strengthen in early 2000, as a result of an improved supply balance following extensive scrapping of older tonnage in 1999 and early 2000 and increased OPEC production from Spring 2000. The freight rates continued to strengthen through the year 2000 and remained firm in early 2001. Towards the second half of 2001 the general slowdown in the global economy and OPEC quota cuts reduced the demand for Tanker transportation and Suezmax rates started to decline. The negative trend has continued into 2002 following further cuts in OPEC production. The average time charter equivalent market rate earned in 2001 by Suezmaxes trading in the spot market was estimated at USD 30,700 per day. Corresponding rates in the first quarter of 2002 are estimated at USD 16,500 per day. Weakening rates from Autumn 2001 until today has resulted in increased scrapping of Suezmaxes and VLCCs built in the 1970s.

There is no guarantee that Suezmax rates would be sufficient to meet the debt service required if the bareboat charters entered into with Chevron are not extended. Current spot market rates for Suezmax tankers would not be sufficient to meet the debt service required if the bareboat charters to Chevron were not extended. However, spot market rates are volatile and generally linked to global economic development and especially demand for oil. Declining crude oil demand has prompted OPEC to reduce production quotas to maintain the crude oil price within its target price band and as a result, demand for crude oil transportation is currently low in relative terms.

RISK FACTORS

California Petroleum derives 100% of its revenues from and is dependent on the Owners, who are foreign corporations as described above. The Owners derive 100% of their revenues from and are dependent on the Initial Charterer until such time as the Initial Charterer terminates the Charters. After the Charters are terminated, the Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to California Petroleum on the serial and term loans. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the serial and term loans.

It is not considered possible to quantify possible losses to California Petroleum that may arise due to exposure to these risk factors.

ITEM 2.   PROPERTIES

California Petroleum has no property. The serial and term loans granted to the Owners are collateralised by first preferred mortgages over the property of the Owners as outlined below. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel (in 1995). Other than the Vessels described below the Owners have no property.

                                           Delivery     Approximate
Vessel         Construction  Registration  Date         dwt.
--------------------------------------------------------------------

Samuel Ginn    Double-hull   Bahamas       March 1993   150,000
--------------------------------------------------------------------
Altair
Voyager 2      Double-hull   Bahamas       August 1993  130,000
--------------------------------------------------------------------
Sirius                       Marshall      October
Voyager 1      Double-hull   Islands 3     1994         150,000
--------------------------------------------------------------------
William E.                   Marshall      February
Crain          Single-hull   Islands 3     1992         150,000
--------------------------------------------------------------------

1    ex Chevron Mariner (renamed February 2001)
2    ex Condoleeza Rice (renamed April 2001)
3    previously registered in Liberia

ITEM 3.   LEGAL PROCEEDINGS

The Company and the Owners are not a party to any material pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) There is no established trading market for the Common Stock of the Registrant.

(b)  As of March 25, 2002 with respect to the Common Stock there was one
     (1) holder of record of the Registrant's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.

                         2001     2000      1999      1998     1997
--------------------------------------------------------------------
                        $'000    $'000     $'000     $'000    $'000
--------------------------------------------------------------------
Net operating
revenues                15,210   16,538    17,871    19,191   20,485
--------------------------------------------------------------------
Net income                  -        -         -         -        -
--------------------------------------------------------------------
Net income per share        -        -         -         -        -
--------------------------------------------------------------------
Dividends per share         -        -         -         -        -
--------------------------------------------------------------------
Total assets           181,115  199,616   218,088   236,564  255,071
--------------------------------------------------------------------
Long term liabilities  159,280  177,440   195,600   213,760  231,920
--------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BUSINESS STRATEGY

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

The Owners

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No  instruments  issued by California  Petroleum are for trading  purposes.
California   Petroleum  is  exposed  to  business   risk  inherent  in  the
international tanker market as outlined in Risk Factors.

Quantitative   information  about  instruments  exposed  to  business  risk inherent in the international tanker market at December 31, 2001 is as follows:

SERIAL LOANS

The principal balances of the Serial Loans earn interest at rates ranging from 7.49% to 7.62% and mature over a five-year period beginning April 1, 2002. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The outstanding serial loans have the following characteristics:

                                                             Principal
 Maturity                                         Interest      due
 date                                               rate      ($000's)
 ---------------------------------------------------------------------
 April 1, 2002                                      7.49%     18,160
 April 1, 2003                                      7.55%     18,160
 April 1, 2004                                      7.57%     12,950
 April 1, 2005                                      7.60%      7,740
 April 1, 2006                                      7.62%      2,530
 -------------------------------------------------------------------
                                                              59,540

Information on fair values has not been provided.
The outstanding amount of serial loans as at December 31, 2001 was $59,540,000.

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

 ---------------------------------------------------------------------
                                                       No          All
                                                  initial      initial
                                                 charters     charters
 Scheduled                                     terminated   terminated
 payment date                                       $'000        $'000
 ---------------------------------------------------------------------
 April 1, 2004                                      3,355        1,700
 April 1, 2005                                      6,542        3,480
 April 1, 2006                                      9,526        5,320
 April 1, 2007                                     10,942        6,340
 April 1, 2008                                     10,942        6,880
 April 1, 2009                                     10,942        7,470
 April 1, 2010                                     10,942        8,110
 April 1, 2011                                     10,942        8,800
 April 1, 2012                                     10,942        9,540
 April 1, 2013                                     10,942       10,360
 April 1, 2014                                     10,942       11,240
 April 1, 2015                                     10,941       38,660
 ---------------------------------------------------------------------
                                                  117,900      117,900
 ---------------------------------------------------------------------

Information on fair values has not been provided.
The outstanding amount of term loans at December 31, 2001 was $117,900,000.

SERIAL MORTGAGE NOTES

The Serial Mortgage Notes bear interest at rates ranging from 7.49% to 7.62% through maturity. The Notes mature over a five-year period beginning one-year from April 1, 2002. Interest is payable semi-annually.

The outstanding serial loans have the following characteristics:

 -------------------------------------------------------------------
 Maturity                                                  Principal
 date                                            Interest        due
 date                                                rate   ($000's)
 -------------------------------------------------------------------
 April 1, 2002                                      7.49%     18,160
 April 1, 2003                                      7.55%     18,160
 April 1, 2004                                      7.57%     12,950
 April 1, 2005                                      7.60%      7,740
 April 1, 2006                                      7.62%      2,530
 -------------------------------------------------------------------
                                                              59,540
 -------------------------------------------------------------------

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

 ---------------------------------------------------------------------
                                                       No          All
                                                  initial      initial
                                                 charters     charters
 Scheduled                                     terminated   terminated
 payment date                                       $'000        $'000
 ---------------------------------------------------------------------
 April 1, 2004                                      3,355        1,700
 April 1, 2005                                      6,542        3,480
 April 1, 2006                                      9,526        5,320
 April 1, 2007                                     10,942        6,340
 April 1, 2008                                     10,942        6,880
 April 1, 2009                                     10,942        7,470
 April 1, 2010                                     10,942        8,110
 April 1, 2011                                     10,942        8,800
 April 1, 2012                                     10,942        9,540
 April 1, 2013                                     10,942       10,360
 April 1, 2014                                     10,942       11,240
 April 1, 2015                                     10,941       38,660
 ---------------------------------------------------------------------
                                                  117,900      117,900
 ---------------------------------------------------------------------

The Corporation was organized solely for the purpose of issuing, as agent on behalf of certain ship Owners, the Term Mortgage in Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four Vessels from Chevron Transport Corporation.

California Petroleum derives 100% of its revenues from and is dependent on the Owners, who are foreign corporations as described above. The Owners derive 100% of their revenues from and are dependent on the Initial Charterer until such time as the Initial Charterer terminates the Charters. After the Charters are terminated, the Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to California Petroleum on the serial and term loans. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the serial and term loans.

California Petroleum monitors its exposure to business risk inherent in the international tanker market by regular consideration of current charter rates for Suezmax oil tankers and likely expected termination dates of the Charters in the light of current charter rates. Should current charter rates fall below the rates required for the Owners to be able to continue to meet payments of interest and principal due to California Petroleum, the Company's policy is to seek additional collateral from the Owners to fully secure the serial and term loans.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                       PAGE


   Report of Independent Auditors                                         8


   Balance Sheets as of December 31, 2001 and 2000                        9


   Statements of Operations and Retained Earnings for the Years          10
   Ended December 31, 2001, 2000 and 1999


   Statements of Cash Flows for the Years Ended                          11
   December 31, 2001, 2000 and 1999


   Notes to Financial Statements                                         12

REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS
CALIFORNIA PETROLEUM TRANSPORT CORPORATION


We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2001 and 2000 and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Ernst & Young
Chartered Accountants



Douglas, Isle of Man
[------------------------------]

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000

(in thousands of US$)
                                                  Note         2001        2000
ASSETS
   Current assets:
   Cash and cash equivalents                                      1           1
   Current portion of serial loans receivable        3       18,160      18,160
   Interest receivable                                        3,664       3,972
   Other current assets                                          10          43
                                                            -------     -------
   TOTAL CURRENT ASSETS                                      21,835      22,176

   Serial loans receivable, less current portion     3       40,874      58,866
   Term loans receivable                             4      116,730     116,642
   Deferred charges and other long-term assets    2(b)        1,676       1,932
                                                            -------     -------
   TOTAL ASSETS                                             181,115     199,616
                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accrued interest                                           3,664       3,972
   Current portion of serial mortgage notes        5,6       18,160      18,160
   Other current liabilities                                     10          43
                                                            -------     -------
   TOTAL CURRENT LIABILITIES                                 21,834      22,175

   Serial mortgage notes                           5,6       41,380      59,540
   Term mortgage notes                             5,7      117,900     117,900
                                                            -------     -------
   TOTAL LIABILITIES                                        181,114     199,615


   STOCKHOLDERS' EQUITY

   Common stock, no par value; 100 shares
   authorised, issued and outstanding                             1           1
                                                            -------     -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               181,115     199,616
                                                            =======     =======


See accompanying Notes to the Financial Statements

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands of US$)
                                               2001        2000        1999
REVENUE

   Interest income                            15,164      16,478      17,811
   Recovery of general and administrative
    expenses                                      46          60          60
                                             -------     -------     -------
NET OPERATING REVENUES                        15,210      16,538      17,871


EXPENSES

   General and administrative expenses            46          60          60
                                             -------     -------     -------
NET OPERATING INCOME BEFORE AMORTISATION      15,164      16,478      17,811

   Amortisation of debt issue costs             (256)       (256)       (256)
                                             -------     -------     -------
NET OPERATING INCOME AFTER AMORTISATION       14,908      16,222      17,555

OTHER INCOME (EXPENSES)

   Interest expense                          (14,908)    (16,222)    (17,555)
                                             -------     -------     -------
NET INCOME                                         -           -           -
                                             =======     =======     =======

RETAINED EARNINGS, BEGINNING OF YEAR               -           -           -
                                             -------     -------     -------
RETAINED EARNINGS, END OF YEAR                     -           -           -
                                             -------     -------     -------


See accompanying Notes to the Financial Statements

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001,
2000 AND 1999

(in thousands of US$)
                                                2001        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                         -           -           -

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Amortisation of deferred debt issue costs     256         256         256
   Changes in assets and liabilities:
   Decrease (increase) in accounts receivable    341         312         316
   (Decrease) increase in accounts payable      (341)       (312)       (316)
                                             -------     -------     -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES     256         256         256
                                             -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

   Term and serial loans repaid               17,904      17,904      17,904
                                             -------     -------     -------
   NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                17,904      17,904      17,904
                                             -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Serial notes redeemed                     (18,160)    (18,160)    (18,160)
                                             -------     -------     -------
   NET CASH USED IN FINANCING ACTIVITIES     (18,160)    (18,160)    (18,160)
                                             -------     -------     -------
CASH AT BEGINNING OF YEAR                          1           1           1
                                             -------     -------     -------
CASH AT END OF YEAR                                1           1           1
                                             -------     -------     -------


See accompanying Notes to Financial Statements

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY

     The Company, which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of Calpetro Tankers (Bahamas I) Limited, Calpetro Tankers (Bahamas II) Limited, Calpetro Tankers (Bahamas III) Limited and Calpetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), the Serial Mortgage Notes and the Term Mortgage Notes as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four vessels from Chevron Transport Corporation (the "Initial Charterer").

     Basis of Presentation
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from the Initial Charterer.

     Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

3.   SERIAL LOANS

     The principal balances of the Serial Loans earn interest at rates ranging from 7.49% to 7.62% and mature over a five-year period beginning April 1, 2002. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Term and Serial Loans are collateralised by first preference mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an Assignment of Earnings and Insurance to the Company, which in turn has assigned such Assignment of Earnings and Insurance to the Collateral Trustee. The Initial Charters and Chevron Guarantees relating to the Vessels have been collaterally assigned pursuant to the Assignment of Initial Charter and Assignment of Initial Charter Guarantee to the Company, which in turn has assigned such Assignments to the Collateral Trustee. The Capital Stock of each of the Owners has been pledged to the Company pursuant to the Stock Pledge Agreements.

6.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.49% to 7.62% through maturity. The Notes mature over a five-year period beginning April 1, 2002. Interest is payable semi-annually.

     The outstanding serial loans have the following characteristics:

 -------------------------------------------------------------------
                                                           Principal
 Maturity                                        Interest        due
 date                                                rate    ($000's)
 -------------------------------------------------------------------
 April 1, 2002                                      7.49%     18,160
 April 1, 2003                                      7.55%     18,160
 April 1, 2004                                      7.57%     12,950
 April 1, 2005                                      7.60%      7,740
 April 1, 2006                                      7.62%      2,530
 -------------------------------------------------------------------
                                                              59,540
 -------------------------------------------------------------------

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

 ----------------------------------------------------------------------
                                                       No           All
                                                  initial       initial
                                                 charters      charters
 Scheduled                                     terminated    terminated
 payment date                                       $'000         $'000
 ----------------------------------------------------------------------
 April 1, 2004                                      3,355         1,700
 April 1, 2005                                      6,542         3,480
 April 1, 2006                                      9,526         5,320
 April 1, 2007                                     10,942         6,340
 April 1, 2008                                     10,942         6,880
 April 1, 2009                                     10,942         7,470
 April 1, 2010                                     10,942         8,110
 April 1, 2011                                     10,942         8,800
 April 1, 2012                                     10,942         9,540
 April 1, 2013                                     10,942        10,360
 April 1, 2014                                     10,942        11,240
 April 1, 2015                                     10,941        38,660
 ----------------------------------------------------------------------
                                                  117,900       117,900
 ----------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

NAME                      AGE       POSITION WITH THE COMPANY

Nancy D. Smith            34        Director and President
Louise E. Colby           53        Director and Assistant Secretary
R. Douglas Donaldson      60        Treasurer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Nancy D. Smith has been a Director and the President of California Petroleum since 1994. She joined JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions in 1993 as its President and is currently the Vice President of the corporation. From 1991 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 22, 2002 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 22, 2002.

                            Beneficial Ownership


                         Name and                   Number
     Class of            address of                 of         Percent
     Shares              Beneficial Owners          Shares     of Class
     ---------------     --------------------       ------     --------

     Ordinary Shares     The California Trust       1,000        100%
                         c/o JH Holdings
                          Corporation
                         P.O. Box 4024
                         Room 6/9
                         One International Place
                         Boston, MA 02101

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

Financial Statements

Report of Ernst & Young, Chartered Accountants, Independent Auditors

Balance Sheets at December 31, 2001 and 2000

Statements of Operations and Retained Earnings for the Years Ended December 31, 2001, 2000 and 1999

Statements  of Cash Flows for the Years Ended  December 31, 2001,  2000 and
1999

Notes to Financial Statements

(b) Reports on Form 8-K

The Company has not filed any current reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                California Petroleum Transport Corporation
                               --------------------------------------------
                                              (Registrant)

Date   March 28, 2002               By         /s/ Nancy D. Smith
    ---------------------------       -------------------------------------
                                                  Nancy D. Smith
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date   March 28, 2002               By        /s/ Nancy D. Smith
    ---------------------------       -------------------------------------
                                                 Nancy D. Smith
                                                    President


Date   March 28, 2002               By         /s/ Nancy D. Smith
    ---------------------------       -------------------------------------
                                                  Nancy D. Smith
                                                     Director