Form 10-Q
period 2002-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2002-06-07
CIK 923649

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three months ended March 31, 2002

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2002          Commission File Number 33-79220
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


YES   X                                                      NO


Number of shares outstanding of each class of Registrant's Common Stock as of April 30, 2001

Common, $1.00 par value .........................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three months ended March 31, 2002

Index

Part I        Financial Information

Item 1        Financial Statements

              Review Report of Independent Accountants

              Unaudited Condensed Income Statement - Three months ended March 31, 2002 and 2001

              Unaudited Condensed Balance Sheet - March 31, 2002 and December 31, 2001

              Unaudited Condensed Statement of Cash Flows - Three months ended March 31, 2002 and 2001

              Notes to Unaudited Condensed Financial statements

Item 2 Management's Discussion and analysis of Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures about Market Risk


Part II       Other Information

Item 1        Legal Proceedings

              Signatures

                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three months ended March 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 2002 and the related condensed statements of income and the condensed statement of cash flows for the three-month periods ended March 31, 2002 and 2001and the condensed statement of cashflows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 2001, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 27, 200, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.






Ernst & Young
Chartered Accountants
Douglas, Isle of Man

May 31, 2002

California Petroleum Transport Corporation
Condensed Income Statements for the three months ended March 31, 2002 and 2001 (Unaudited)
(in thousands of US$)

                                                          2002         2001
Operating revenues
        Interest income                                  3,585        4,036
        Recovery of administrative expenses                 16           15
------------------------------------------------------------------------------
        Net operating revenues                           3,601        4,051
------------------------------------------------------------------------------
Operating expenses
        Administrative expenses                             16           15
------------------------------------------------------------------------------
        Total operating expenses                            16           15
------------------------------------------------------------------------------
Net operating income before amortisation                 3,585        4,036
------------------------------------------------------------------------------
        Amortisation of deferred charges                    64           64
------------------------------------------------------------------------------
Net operating income after amortisation                  3,521        3,972
------------------------------------------------------------------------------
Other expenses
        Interest expense                                 3,521        3,972
------------------------------------------------------------------------------
        Net other expenses                               3,521        3,972
------------------------------------------------------------------------------
Net income                                                   -            -
==============================================================================



See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Balance Sheets as of March 31, 2002 and December 31, 2001

(in thousands of US$)

                                                               2002        2001
                                                         (Unaudited)    (Note 1)
ASSETS
Current assets
        Cash and cash equivalents                                 1           1
        Current maturities of serial loans receivable        18,160      18,160
        (maturity date April 1, 2002)
        Interest income receivable                            7,249       3,664
        Other accounts receivable                                22          10
--------------------------------------------------------------------------------
        Total current assets                                 25,432      21,835
Serial loans receivable                                      40,916      40,874
Term loans receivable                                       116,752     116,730
Deferred charges                                              1,612       1,676
--------------------------------------------------------------------------------
        Total assets                                        184,712     181,115
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Current maturities of serial mortgage notes          18,160      18,160
        (maturity date April 1, 2002)
        Accrued interest expense                              7,249       3,664
        Other accounts payable                                   22          10
--------------------------------------------------------------------------------
        Total current liabilities                            25,431      21,834
Long-term liabilities
        Serial mortgage notes                                41,380      41,380
        Term mortgage notes                                 117,900     117,900
--------------------------------------------------------------------------------
        Total liabilities                                   184,711     181,114
Commitments and contingencies                                     -           -
     Stockholders' equity
        Share  capital (1,000 shares of $1 authorised,            1           1
        issued and outstanding)
        Retained earnings                                         -           -
--------------------------------------------------------------------------------
        Total stockholders' equity                                1           1
--------------------------------------------------------------------------------
        Total liabilities and stockholders' equity          184,712     181,115
================================================================================



See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)
(in thousands of US$)

                                                              2002         2001
Operating activities
Net income                                                       -            -
Adjustments to reconcile net income to net cash provided
by operating activities
        Amortisation of deferred charges                        64           64
        Amortisation   of   issue   discount   on   loans      (64)         (64)
        receivable
        Changes in operating assets and liabilities:
        Interest income receivable                          (3,585)      (3,972)
        Other accounts receivable                               12          (16)
        Accrued interest expense                             3,585        3,972
        Other accounts payable                                 (12)          16
--------------------------------------------------------------------------------
        Net cash provided by operating activities                -            -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        -            -
Cash and cash equivalents at beginning of period                 1            1
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       1            1
================================================================================





See notes to the condensed financial statements.

California Petroleum Transport Corporation
Statements of Changes in Stockholders' Equity for the Three months ended March 31, 2002 and 2001
(Unaudited)
(in thousands of US$, except number of shares)

                                                           2002            2001
Number of Shares Outstanding
Balance at beginning of period                            1,000           1,000
Shares issued                                                 -               -
--------------------------------------------------------------------------------
Balance at end of period                                  1,000           1,000
--------------------------------------------------------------------------------
Share Capital
Balance at beginning of period                                1               1
Shares issued                                                 -               -
--------------------------------------------------------------------------------
Balance at end of period                                      1               1
--------------------------------------------------------------------------------
Retained Earnings
Balance at beginning of period                                -               -
Net income                                                    -               -
--------------------------------------------------------------------------------
Balance at end of period                                      -               -
--------------------------------------------------------------------------------
Total Stockholders' Equity                                    1               1
================================================================================




See notes to the condensed financial statements.

     California Petroleum Transport Corporation
     Notes to the Condensed Financial Statements (Unaudited)

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

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accountancy principles for complete financial statements.

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

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.49% to 7.62% through maturity. The Notes mature over a five-year period beginning April 1, 2002. Interest is payable semi-annually.

6.   TERM MORTGAGE NOTES

     The Term Mortgages Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing April 1, 2004. Interest is payable semi-annually.

     California Petroleum Transport Corporation
     Quarterly Report on Form 10-Q
     Three months ended March 31, 2002

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     N/A

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at March 31, 2002 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.49% to 7.62% and mature over a five-year period beginning April 1, 2002. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:

     Maturity date                              Interest rate   Principal amount
                                                                       ($ 000's)
     ---------------------------------------------------------------------------
     April 1, 2002                                      7.49%       18,160
     April 1, 2003                                      7.55%       18,160
     April 1, 2004                                      7.57%       12,950
     April 1, 2005                                      7.60%        7,740
     April 1, 2006                                      7.62%        2,530
     ---------------------------------------------------------------------------
     Total loans                                                    59,540
     ---------------------------------------------------------------------------

ii)  Term Loans

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortized over the term of the loans.

     The table below provides the final principal payments on the Term Loans if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.

     Scheduled payment date                        No initial        All initial
                                                   charters          charters
                                                   terminated        terminated
                                                   ($000's)          ($000's)
     April 1, 2004                                    3,355            1,700
     April 1, 2005                                    6,542            3,480
     April 1, 2006                                    9,526            5,320
     April 1, 2007                                   10,942            6,340
     April 1, 2008                                   10,942            6,880
     April 1, 2009                                   10,942            7,470
     April 1, 2010                                   10,942            8,110
     April 1, 2011                                   10,942            8,800
     April 1, 2012                                   10,942            9,540
     April 1, 2013                                   10,942           10,360
     April 1, 2014                                   10,942           11,240
     April 1, 2015                                   10,941           38,660
     -------------------------------------------------------------------------
                                                    117,900          117,900
     -------------------------------------------------------------------------

     California Petroleum Transport Corporation
     Quarterly Report on Form 10-Q
     Three months ended March 31, 2002

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.49% to 7.62% through maturity. The Notes mature over a five-year period beginning April 1, 2002. Interest is payable semi-annually. The outstanding serial loans have the following characteristics:

     Maturity date                              Interest rate   Principal amount
     ---------------------------------------------------------------------------
                                                                   ($ 000's)
     April 1, 2002                                    7.49%         18,160
     April 1, 2003                                    7.55%         18,160
     April 1, 2004                                    7.57%         12,950
     April 1, 2005                                    7.60%          7,740
     April 1, 2006                                    7.62%          2,530
     ---------------------------------------------------------------------------
     Total loans                                                    59,540
     ---------------------------------------------------------------------------

iv)  Term Mortgage Notes

     The Term Mortgage Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing April 1, 2004. Interest is payable semi-annually.

     The table below provides the scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.

     Scheduled payment date                           No initial    All initial
                                                        charters       charters
                                                      terminated      terminated
     ---------------------------------------------------------------------------
                                                        ($000's)        ($000's)
     April 1, 2004                                         3,355          1,700
     April 1, 2005                                         6,542          3,480
     April 1, 2006                                         9,526          5,320
     April 1, 2007                                        10,942          6,340
     April 1, 2008                                        10,942          6,880
     April 1, 2009                                        10,942          7,470
     April 1, 2010                                        10,942          8,110
     April 1, 2011                                        10,942          8,800
     April 1, 2012                                        10,942          9,540
     April 1, 2013                                        10,942         10,360
     April 1, 2014                                        10,942         11,240
     April 1, 2015                                        10,941         38,660
     ---------------------------------------------------------------------------
                                                         117,900        117,900
     ---------------------------------------------------------------------------

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

     California Petroleum Transport Corporation
     Quarterly Report on Form 10-Q
     Three months ended March 31, 2002


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



                                                         CALIFORNIA PETROLEUM
                                                         TRANSPORT CORPORATION
                                                         Registrant


                                                         \Geraldine St. Louis\



                                                         May 30, 2002
                                                         Geraldine St. Louis




#020331