Form 10-Q
period 2002-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2002-11-15
CIK 923649

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2002

                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For Six Months Ended June 30, 2002      Commission File Number 33-79220
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


YES   X                         NO


Number of shares outstanding of each class of Registrant's Common Stock as of August 31, 2002

Common, $1.00 par value ..........................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2002

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Accountants

          Unaudited Condensed Income Statements - Three and six months ended June 30, 2002 and 2001

          Unaudited  Condensed Balance Sheets - June 30, 2002 and December 31,
          2001

          Unaudited Condensed Statement of Cash Flows - Six months ended June 30, 2002 and 2001

          Unaudited Condensed Statements of Changes in Stockholders' Equity - Six months ended June 30, 2002 and 2001

          Notes to Unaudited Condensed Financial statements

Item 2 Management's Discussion and analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings

          Signatures

                       Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six months ended June 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of June 30, 2002 and the related condensed statements of income for the three and six month periods ended June 30, 2002 and 2001 and the condensed statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with United States generally accepted auditing standards, the balance sheet of California Petroleum Transport Corporation as at December 31, 2001, and the related statements of income and cash flows for the year then ended, not presented herein, and in our report dated March 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.







Ernst & Young
Chartered Accountants
Douglas, Isle of Man

XXXXX, 2002

California Petroleum Transport Corporation
Condensed Income Statements for the three and six months ended June 30, 2002 and 2001 (Unaudited)
(in thousands of US$)

                                    3 months ended          6 months ended
                                        June 30                 June 30
                                     2002     2001          2002       2001
Operating revenues
    Interest income                 3,305    3,691         6,890      7,727
    Recovery of
       administrative expenses          3        -            19         15
--------------------------------------------------------------------------------
    Net operating revenues          3,308    3,691         6,909      7,742
--------------------------------------------------------------------------------
Operating expenses
    Administrative expenses             3        -            19         15
--------------------------------------------------------------------------------
    Total operating expenses            3        -            19         15
--------------------------------------------------------------------------------
Net operating income
    before amortisation             3,305    3,691         6,890      7,727
--------------------------------------------------------------------------------
    Amortisation of
    deferred charges                   64       64           128        128
--------------------------------------------------------------------------------
Other expenses
    Interest expense                3,241    3,627         6,762      7,599
--------------------------------------------------------------------------------
    Net other expenses              3,241    3,627         6,762      7,599
--------------------------------------------------------------------------------
Net income                              -        -             -          -
================================================================================

See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Balance Sheets as of June 30, 2002 and December 31, 2001
(Unaudited)
(in thousands of US$)


                                                           2002         2001
                                                                      (Audited)
ASSETS
Current assets
    Cash and cash equivalents                                 1            1
    Current maturities of serial loans receivable        18,160       18,160
    (maturity date April 1, 2003)
    Interest income receivable                            3,285        3,664
    Other accounts receivable                                12           10
--------------------------------------------------------------------------------
    Total current assets                                 21,458       21,835
Serial loans receivable                                  22,798       40,874
Term loans receivable                                   116,774      116,730
Deferred charges                                          1,548        1,676
--------------------------------------------------------------------------------
    Total assets                                        162,578      181,115
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of serial mortgage notes          18,160       18,160
    (maturity date April 1, 2003)
    Accrued interest expense                              3,285        3,664
    Other accounts payable                                   12           10
--------------------------------------------------------------------------------
    Total current liabilities                            21,457       21,834
Long-term liabilities
    Serial mortgage notes                                23,220       41,380
    Term mortgage notes                                 117,900      117,900
--------------------------------------------------------------------------------
    Total liabilities                                   162,577      181,114
Commitments and contingencies                                 -            -
    Stockholders' equity
    Share capital (1,000 shares of $1 authorised,
    issued and outstanding)                                   1            1
    Retained earnings                                         -            -
--------------------------------------------------------------------------------
    Total stockholders' equity                                1            1
--------------------------------------------------------------------------------
    Total liabilities and stockholders' equity          162,578      181,115
================================================================================


See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed  Statements of Cash Flows for the six months ended June 30, 2002 and
2001
(Unaudited)
(in thousands of US$)

                                                             2002       2001
Operating activities`
Net income                                                      -          -
Adjustments to reconcile net income
to net cash provided by operating activities
    Amortisation of deferred charges                          128        128
    Amortisation of issue discount on loans receivable       (128)      (128)
    Changes in operating assets and liabilities:
    Interest income receivable                                379        348
    Other accounts receivable                                  (2)       (16)
    Accrued interest expense                                 (379)      (348)
    Other accounts payable                                      2         16
--------------------------------------------------------------------------------
    Net cash provided by operating activities                   -          -
--------------------------------------------------------------------------------
Investing activities
    Maturity of serial loans receivable                    18,160     18,160
--------------------------------------------------------------------------------
    Net cash provided by investing activities              18,160     18,160
--------------------------------------------------------------------------------
Financing activities
    Redemption of serial mortgage notes                   (18,160)   (18,160)
--------------------------------------------------------------------------------
    Net cash used in financing activities                 (18,160)   (18,160)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       -          -
Cash and cash equivalents at beginning of period                1          1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      1          1
================================================================================

Supplemental disclosure of cash flow information:
    Interest paid                                           7,269      7,945
================================================================================





See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 2002 and 2001
(Unaudited)
(in thousands of US$, except number of shares)

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



3.  SERIAL LOANS

    The principal balances of the Serial Loans earn interest at rates ranging from 7.55% to 7.62% and mature over a four-year period beginning April 1, 2003. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.  TERM LOANS
    The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.  SERIAL MORTGAGE NOTES

    The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning April 1, 2003. Interest is payable semi-annually.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

N/A

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at June 30, 2002 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.55% to 7.62% and mature over a four-year period beginning April 1, 2003. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:

     Maturity date                           Interest rate     Principal amount
                                                                    ($ 000's)
     April 1, 2003                                7.55%             18,160
     April 1, 2004                                7.57%             12,950
     April 1, 2005                                7.60%              7,740
     April 1, 2006                                7.62%              2,530
--------------------------------------------------------------------------------
     Total loans                                                     41,380
--------------------------------------------------------------------------------

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

     Scheduled payment date                    No initial
                                               charters
                                              terminated      terminated
                                                 ($000's)      ($000's)
     April 1, 2004                               3,355          1,700
     April 1, 2005                               6,542          3,480
     April 1, 2006                               9,526          5,320
     April 1, 2007                              10,942          6,340
     April 1, 2008                              10,942          6,880
     April 1, 2009                              10,942          7,470
     April 1, 2010                              10,942          8,110
     April 1, 2011                              10,942          8,800
     April 1, 2012                              10,942          9,540
     April 1, 2013                              10,942         10,360
     April 1, 2014                              10,942         11,240
     April 1, 2015                              10,941         38,660
--------------------------------------------------------------------------------
                                               117,900        117,900
--------------------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning April 1, 2003. Interest is payable semi-annually. The outstanding serial loans have the following characteristics:

     Maturity date                          Interest rate     Principal amount
                                                                  ($ 000's)
     April 1, 2003                              7.55%             18,160
     April 1, 2004                              7.57%             12,950
     April 1, 2005                              7.60%              7,740
     April 1, 2006                              7.62%              2,530
--------------------------------------------------------------------------------
     Total loans                                                  41,380
--------------------------------------------------------------------------------

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

     Scheduled payment date                  No initial
                                              charters
                                             terminated            terminated
                                              ($000's)              ($000's)

     April 1, 2004                              3,355                 1,700
     April 1, 2005                              6,542                 3,480
     April 1, 2006                              9,526                 5,320
     April 1, 2007                             10,942                 6,340
     April 1, 2008                             10,942                 6,880
     April 1, 2009                             10,942                 7,470
     April 1, 2010                             10,942                 8,110
     April 1, 2011                             10,942                 8,800
     April 1, 2012                             10,942                 9,540
     April 1, 2013                             10,942                10,360
     April 1, 2014                             10,942                11,240
     April 1, 2015                             10,941                38,660
--------------------------------------------------------------------------------
                                              117,900               117,900
--------------------------------------------------------------------------------

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

     ITEM 4 - CONTROLS AND PROCEDURES
(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                           CALIFORNIA PETROLEUM
                                           TRANSPORT CORPORATION
                                           Registrant

                                           \R. Douglas Donaldson\

                                           October 31, 2002
                                           R. Douglas Donaldson


CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly represents, in all material respects, the financial condition and results of operations of California Petroleum Transport Corporation.


                                           /s/ Nancy D. Smith
                                           -----------------------
                                           Nancy D. Smith
                                           President (Chief Executive Officer)

                                           /s/ R. Douglas Donaldson
                                           -----------------------
                                           R. Douglas Donaldson
                                           Treasurer (Chief Financial Officer)

CERTIFICATION OF THE PRESIDENT
------------------------------

I, Nancy D Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Petroleum Transport Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:10/31/02



/s/ Nancy D. Smith
-----------------
Nancy D. Smith
President (Chief Executive Officer)

CERTIFICATION OF TREASURER
--------------------------

I, R Douglas Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Petroleum Transport Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 10/31/02





/s/ R. Douglas Donaldson
-----------------------
R. Douglas Donaldson
Treasurer (Chief Financial Officer)





02089.0009 #364037