Form 10-Q
period 2002-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2002-11-26
CIK 923649

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2002

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                   Commission File Number 33-79220
September 30, 2002                                                      33-56377


                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
             (exact name of Registrant as specified in its charter)


Delaware                                                   04-3232976
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


Suite 569, One International Place,                        02110-2624
Boston, Massachusetts                                      (Zip code)
(Address of principal executive offices)


Registrant's telephone number, including area code         (617) 951-7727


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


YES   X                                                    NO


Number of shares outstanding of each class of Registrant's Common Stock as of November 8, 2002

Common, $1.00 par value ...................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2002

Index

Part I         Financial Information

Item 1         Financial Statements

               Review Report of Independent Accountants

               Condensed Income Statements - Three and nine month periods ended September 30, 2002 and 2001

               Condensed  Balance  Sheets - September  30, 2002 and December 31,
               2001

               Condensed Statements of Cash Flows - Nine month periods ended September 30, 2002 and 2001

               Notes to Condensed Financial statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures about Market Risk

Item 4         Controls and Procedures

Part II        Other Information

Item 1         Legal Proceedings

Item 6         Exhibits and Reports on Form 8-K

Signatures

Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002


                        Omitted items are not applicable


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 2002, and the related condensed statements of income for the three and nine month periods ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with accounting  principles  generally accepted in the United States, the balance sheet of California Petroleum Transport Corporation as at December 31, 2001, and the related statements of operations and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated March 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.


Ernst & Young
Chartered Accountants
Douglas, Isle of Man

November 26, 2002

California Petroleum Transport Corporation
Condensed Income Statements
(Unaudited)
(in thousands of US$)

                                             3 month period ended         9 month period ended
                                                 September 30                 September 30
                                              2002          2001           2002          2001
   Operating revenues
   Interest income                           3,322          3,725         10,212        11,452
   Recovery of administrative expenses           4             25             23            40
-------------------------------------------------------------------------------------------------
                                             3,326          3,750         10,235        11,492
   Cost of operating revenue
   Interest expense                         (3,258)        (3,661)       (10,020)      (11,260)
   Other expenses
   Administrative expenses                      (4)           (25)           (23)          (40)
-------------------------------------------------------------------------------------------------
Net operating income before amortisation        64             64            192           192
   Amortisation of deferred charges            (64)           (64)          (192)         (192)
-------------------------------------------------------------------------------------------------
Net income                                       -              -              -             -
=================================================================================================

See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Balance Sheets
(Unaudited)
(in thousands of US$)

                                                         30 September 2002      31 December 2001
                                                                                   (Audited)
ASSETS
Current assets
   Cash and cash equivalents                                        1                     1
   Current maturities of serial loans receivable               18,160                18,160
   (maturity date April 1, 2003)
   Interest income receivable                                   6,607                 3,664
   Other accounts receivable                                       12                    10
-------------------------------------------------------------------------------------------------
   Total current assets                                        24,780                21,835
Serial loans receivable                                        22,840                40,874
Term loans receivable                                         116,796               116,730
Deferred charges                                                1,484                 1,676
-------------------------------------------------------------------------------------------------
   Total assets                                               165,900               181,115
=================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Current maturities of serial mortgage notes                 18,160                18,160
   (maturity date April 1, 2003)
   Accrued interest expense                                     6,607                 3,664
   Other accounts payable                                          12                    10
-------------------------------------------------------------------------------------------------
   Total current liabilities                                   24,779                21,834
Long-term liabilities
   Serial mortgage notes                                       23,220                41,380
   Term mortgage notes                                        117,900               117,900
-------------------------------------------------------------------------------------------------
   Total liabilities                                          165,899               181,114
  Stockholder's equity
   Share  capital  (1,000  shares of $1  authorised,                1                     1
   issued and outstanding)
-------------------------------------------------------------------------------------------------
   Total stockholder's equity                                       1                     1
-------------------------------------------------------------------------------------------------
   Total liabilities and stockholder's equity                 165,900               181,115
=================================================================================================

See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)

                                                                   9 month            9 month period
                                                                 period ended       ended 30 September
                                                               30 September 2002           2001
Operating activities
Net income                                                               -                    -
Adjustments to reconcile net income to net cash
provided by operating activities
   Amortisation of deferred charges                                    192                  192
   Amortisation of issue discount on loans                            (192)                (192)
   receivable
   Changes in operating assets and liabilities:
   Interest income receivable                                       (2,943)              (3,316)
   Other accounts receivable                                             2                   (3)
   Accrued interest expense                                          2,943                3,316
   Other accounts payable                                               (2)                   3
------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             -                    -
------------------------------------------------------------------------------------------------------
Investing activities
   Maturity of serial loans receivable                              18,160               18,160
------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                        18,160               18,160
------------------------------------------------------------------------------------------------------
Financing activities
   Redemption of serial mortgage notes                             (18,160)             (18,160)
------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                           (18,160)             (18,160)
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                -                    -
Cash and cash equivalents at beginning of period                         1                    1
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               1                    1
======================================================================================================
Supplemental disclosure of cash flow information:
   Interest paid                                                     7,269                7,945
======================================================================================================

See notes to the condensed financial statements.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2002

1.   GENERAL

     The Company

     California Petroleum Transport Corporation, ("California Petroleum" or "the Company"), was incorporated in Delaware in 1995. California Petroleum is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners (see below), the Term Mortgage Notes and Serial Mortgage Notes (together the "Notes") as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

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

     The Charters/Vessels

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

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

     The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company 's Annual Report on Form 10-K for the year ended December 31,2001.

2.   ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Cash and cash equivalents
     For the purposes of the statements of cash flows, all demand and time deposits and highly liquid, low risk investments with original maturities of three months or less are considered equivalent to cash.

     Revenue and expense recognition
     Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. The vessel-owning companies reimburse general and administrative expenses incurred by the company.

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

     Critical Accounting Policies

     The U.S. Securities and Exchange Commission ("SEC") has defined a company 's critical accounting policies as the ones that are most important to the portrayal of the company 's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company reviewed its accounting policies and determined that none meet the definition, as stated above, of a critical accounting policy.

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at September 30, 2002 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.55% to 7.62% and mature over a four-year period beginning April 1, 2003. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:


     Maturity date          Interest rate        Principal amount
                                                     ($ 000's)

     April 1, 2003               7.55%                18,160

     April 1, 2004               7.57%                12,950

     April 1, 2005               7.60%                 7,740

     April 1, 2006               7.62%                 2,530
------------------------------------------------------------------
     Total loans                                      41,380
------------------------------------------------------------------

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

     Scheduled payment date       No initial       All initial
                                   charters         charters
                                  terminated       terminated
                                   ($000's)         ($000's)

     April 1, 2004                     3,355           1,700

     April 1, 2005                     6,542           3,480

     April 1, 2006                     9,526           5,320

     April 1, 2007                    10,942           6,340

     April 1, 2008                    10,942           6,880

     April 1, 2009                    10,942           7,470

     April 1, 2010                    10,942           8,110

     April 1, 2011                    10,942           8,800

     April 1, 2012                    10,942           9,540

     April 1, 2013                    10,942          10,360

     April 1, 2014                    10,942          11,240

     April 1, 2015                    10,941          38,660
     ------------------------------------------------------------
                                     117,900         117,900
     ------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning April 1, 2003. Interest is payable semi-annually. The outstanding serial loans have the following characteristics:


     Maturity date              Interest rate   Principal amount
                                                    ($ 000's)

     April 1, 2003                      7.55%         18,160

     April 1, 2004                      7.57%         12,950

     April 1, 2005                      7.60%          7,740

     April 1, 2006                      7.62%          2,530
     --------------------------------------------------------------
     Total loans                                      41,380
     --------------------------------------------------------------

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


     Scheduled payment date          No initial
                                      charters
                                     terminated        terminated
                                      ($000's)          ($000's)

     April 1, 2004                      3,355            1,700

     April 1, 2005                      6,542            3,480

     April 1, 2006                      9,526            5,320

     April 1, 2007                     10,942            6,340

     April 1, 2008                     10,942            6,880

     April 1, 2009                     10,942            7,470

     April 1, 2010                     10,942            8,110

     April 1, 2011                     10,942            8,800

     April 1, 2012                     10,942            9,540

     April 1, 2013                     10,942           10,360

     April 1, 2014                     10,942           11,240

     April 1, 2015                     10,941           38,660
     -------------------------------------------------------------------
                                      117,900          117,900
     -------------------------------------------------------------------

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

     ITEM 4 - CONTROLS AND PROCEDURES (a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 99.1 Certification Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     November 19, 2002

                                                       CALIFORNIA PETROLEUM
                                                       TRANSPORT CORPORATION
                                                       Registrant


                                                       /s/ R. Douglas Donaldson
                                                       ------------------------
                                                        R. Douglas Donaldson

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

Date: November 19, 2002

/s/ Nancy D. Smith
----------------------------
Nancy D. Smith
President

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

Date: November 19, 2002

/s/ R. Douglas Donaldson
-----------------------
R. Douglas Donaldson
Treasurer

Exhibit 99.1   CERTIFICATIONS  UNDER  SECTION 906 OF THE  SARBANES-OXLEY  ACT OF
               2002

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


                                                      /s/ Nancy D. Smith
                                                      -----------------------
                                                      Nancy D. Smith
                                                      President


                                                      /s/ R. Douglas Donaldson
                                                      -----------------------

                                                      Treasurer


                                                      Date: November 19, 2002






02089.0006 #367384