Form 10-K
period 2002-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2003-03-31
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2002
                         -------------------------------------------------------
                                      OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              --------------------------------------------------

Commission file number             33-79220
                      ----------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                    04-3232976
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S.Employer Identification No.)
of incorporation or organization)


    Suite 4350, One International Place, Boston, Massachusetts, 02101-2624
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 951-7690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Title of each class                         Name of each exchange
                                                      on which registered
                None                                    Not applicable
        -----------------------                 --------------------------------

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                     None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     [X]                  No      [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,000 shares of Common Stock, $1 par value


DOCUMENTS INCORPORATED BY REFERENCE:    None

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS
                                                                       Page
PART I

     Item 1.     Business ............................................ 1

     Item 2.     Properties........................................... 3

     Item 3.     Legal Proceedings.................................... 3

     Item 4.     Submission of Matters to a Vote
                 of Security Holders..................................

PART II

     Item 5.     Market for Registrant's Common Equity
                 and Related Stockholder Matters.....................  3

     Item 6.     Selected Financial Data.............................  3

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................  4

     Item 7(a)   Quantitative and Qualitative Disclosures about
                 Market Risk.........................................  5

     Item 8.     Financial Statements and Supplementary Data.........  8

     Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure...............15

PART III

     Item 10.    Directors and Executive Officers
                 of the Registrant....................................15

     Item 11.    Executive Compensation...............................16

     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management................................16

     Item 13.    Certain Relationships and Related Transactions.......17

     Item 14.    Controls and Procedures..............................17

PART IV

     Item 15.    Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K..............................17

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

The Charters

Each of the Vessels is currently chartered to the Initial Charterer pursuant to a charter dated as of the date of the original issuance of the Notes (collectively, the "Charters") and which are due to expire on April 1, 2015. Upon payment of a termination amount (the "Termination Payment"), the Initial Charterer has the right to terminate the charters on any four (in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel), termination dates, which, for each Vessel, occur at two-year intervals beginning in 2003, 2004, 2005 or 2006, respectively.

The International Tanker Market

Two types of operators mainly provide international seaborne oil and petroleum products transportation services: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. Both types of operators transport oil under short-term contracts (including single-voyage "spot charters") and long-term time charters with oil companies, oil traders, large oil consumers, petroleum product producers and government agencies. The oil companies own, or control through long-term time charters, approximately one third of the current world tanker capacity, while independent companies own or control the balance of the fleet. The oil companies use their fleets not only to transport their own oil, but also to transport oil for third-party charterers in direct competition with independent owners and operators in the tanker charter market.

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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity: (i) ULCC-size range of approximately 320,000 to 450,000 deadweight tons (dwt); (ii) VLCC-size range of approximately 200,000 to 320,000; (iii) Suezmax-size range of approximately 120,000 to 200,000 dwt; (iv) Aframax-size range of approximately 60,000 to 120,000 dwt; and (v) small tankers of less than approximately 60,000 dwt. ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium-and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates. In particular, freight and charterhire rates are strongly influenced by the supply and demand for shipping capacity.

The charter rates for Suezmax tankers started to decline in the second half of 2001 as a result of a general slowdown in the global economy and reduction of OPEC oil production. The negative trend continued into 2002 and rates remained below USD 20,000 per day through a large part of the year. Rates finally started to improve at the beginning of the 4th quarter and ended the year at above USD 50,000 per day. In spite of the rate improvement in the last quarter average time charter equivalent spot earnings for the year came out just below USD 20,000 per day compared to just over USD 30,000 per day in 2001. Several factors contributed to improving rates in the late part of the year including increased seasonal demand and increased oil consumption in the Asian region, but the main reason for the rate spike in the last months of the year was the strike in Venezuela. The loss of exports from Venezuela, especially into the United States, required replacement oil from more distant sources resulting in increased tonnage demand. The strong market continued in January 2003. The weak market in 2001 and 2002 resulted in scrapping of 48 elderly Suezmaxes in the two years.

There is no guarantee that Suezmax rates would be sufficient to meet the debt service required if the bareboat charters entered into with the Initial Charterer are not extended. Spot market rates are volatile and generally linked to global economic development and especially demand for oil but also to political events affecting oil producing countries.

Risk Factors

California Petroleum derives 100% of its cash receipts from and is dependent on the Owners, who are foreign corporations as described above. The Owners derive 100% of their revenues from and are dependent on the Initial Charterer until such time as the Initial Charterer terminates the Charters. After the Charters are terminated, the Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to California Petroleum on the serial and term loans. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the serial and term loans.

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

Vessel                Construction    Registration          Delivery   Date    Approximate
                                                                               dwt.
Samuel Ginn           Double-hull     Bahamas               March      1993    150,000

Altair Voyager        Double-hull     Bahamas               August     1993    130,000

Sirius Voyager(1)     Double-hull     Marshall Islands(3)   October    1994    150,000

William  E.  Crain    Single-hull     Marshall  Islands(3)  February   1992    150,000


1     ex Chevron Mariner (renamed February 2001)
2     ex Condoleeza Rice (renamed April 2001)
3     previously registered in Liberia


Item 3.    Legal Proceedings

California Petroleum and the Owners are not a party to any material pending legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no established trading market for the Common Stock of the Registrant.

(b) As of March 28, 2003 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common Stock.

Item 6.    Selected Financial Data

The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.

                             2002        2001       2000       1999       1998
                            $'000       $'000      $'000      $'000      $'000
Net operating revenues     13,808      15,210     16,538     17,871     19,191
Net income                      -           -          -          -          -
Net income per share            -           -          -          -          -
Dividends per share             -           -          -          -          -
Total assets              162,618     181,115    199,616    218,088    236,564
Long term liabilities     141,120     159,280    177,440    195,600    213,760


The following table sets forth a summary of quarterly results of operations for the years ended December 31, 2002 and 2001.

                                        First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                        $'000      $'000      $'000      $'000
2002
Net operating revenues                  3,601      3,308      3,326      3,573
Expenses                                3,601      3,308      3,326      3,573
Net income                                  -          -          -          -
2001
Net operating revenues                  4,051      3,691      3,750      3,718
Expenses                                4,051      3,691      3,750      3,718
Net income                                  -          -          -          -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

California Petroleum

California Petroleum's strategy has been to issue, as agent on behalf of the Owners, the Notes and loan the proceeds of the sale of the Notes to the Owners. California Petroleum's only sources of funds with respect to the Notes are payments of interest and principal on the related loans from California Petroleum to each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by California Petroleum are billed to the Owners. California Petroleum has no source of income other than payments to it by the Owners. The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Operations included herein.

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to the Initial Charterer under bareboat charters which are expected to provide (a) charterhire payments which California Petroleum and the Owners expect will be sufficient to pay, so long as the Initial Charters are in effect (i) the Owners' obligations under the loans for acquiring the Vessels, (ii) management fees and technical advisor's fees, (iii) recurring fees and taxes, and (iv) any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners; (b) Termination Payments sufficient to make sinking fund and interest payments on the Term Mortgage Notes, to the extent allocable to the Vessel for which the related Initial Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered; and (c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Initial Charters; and to arrange for vessel management and remarketing services to be available in case any Initial Charter is terminated by the Initial Charterer or any Vessel is for any other reason returned to the possession and use of the Owners.

Liquidity and Capital Resources

California Petroleum is a passive entity, and its activities are limited to collecting cash from the Owners and making repayments on the Notes. California Petroleum has no source of liquidity and no capital resources other than the cash receipts attributable to the Loans.

Critical Accounting Policies

California Petroleum's principal accounting policies are described in Note 2 to the financial statements include in Item 8 of this Form 10-K. The most critical accounting policies include:

     o    revenue and expense recognition
     o    accounting for deferred charges

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

No instruments issued by California Petroleum are for trading purposes. California Petroleum is exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about instruments exposed to business risk inherent in the international tanker market at December 31, 2002 is as follows:

Serial Loans

The principal balances of the Serial Loans earn interest at rates ranging from 7.55% to 7.62% and mature over a four-year period beginning April 1, 2003. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The outstanding serial loans have the following characteristics:

 Maturity date                                           Interest    Principal
                                                             rate          due
                                                                     ($ 000's)

 April 1, 2003                                              7.55%       18,160
 April 1, 2004                                              7.57%       12,950
 April 1, 2005                                              7.60%        7,740
 April 1, 2006                                              7.62%        2,530
--------------------------------------------------------------------------------
                                                                        41,380
--------------------------------------------------------------------------------

The outstanding amount of serial loans as at December 31, 2002 was $41,380,000.

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

--------------------------------------------------------------------------------
 Scheduled                                              No initial         All
 payment date                                             charters     initial
                                                        terminated    charters
                                                             $'000  terminated
                                                                         $'000
--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------

The outstanding amount of term loans at December 31, 2002 was $117,900,000.

Serial Mortgage Notes

The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning one-year from April 1, 2003. Interest is payable semi-annually.

The outstanding serial notes have the following characteristics:

 ------------------------------------------------------------------------------
 Maturity date                                           Interest    Principal
                                                             rate          due
                                                                     ($ 000's)
 ------------------------------------------------------------------------------
 April 1, 2003                                              7.55%       18,160
 April 1, 2004                                              7.57%       12,950
 April 1, 2005                                              7.60%        7,740
 April 1, 2006                                              7.62%        2,530
 ------------------------------------------------------------------------------
                                                                        41,380
 ------------------------------------------------------------------------------

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

 ------------------------------------------------------------------------------
 Scheduled                                              No initial         All
 payment date                                             charters     initial
                                                        terminated    charters
                                                             $'000  terminated
                                                                         $'000
 ------------------------------------------------------------------------------
 April 1, 2004                                               3,355       1,700
 April 1, 2005                                               6,542       3,480
 April 1, 2006                                               9,526       5,320
 April 1, 2007                                              10,942       6,340
 April 1, 2008                                              10,942       6,880
 April 1, 2009                                              10,942       7,470
 April 1, 2010                                              10,942       8,110
 April 1, 2011                                              10,942       8,800
 April 1, 2012                                              10,942       9,540
 April 1, 2013                                              10,942      10,360
 April 1, 2014                                              10,942      11,240
 April 1, 2015                                              10,941      38,660
 ------------------------------------------------------------------------------
                                                           117,900     117,900
 ------------------------------------------------------------------------------

California Petroleum was organized solely for the purpose of issuing, as agent on behalf of certain ship Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners, to facilitate the funding of the acquisition of four Vessels from the Initial Charterer.

Item 8.  Financial Statements and Supplementary Data                       Page


   Report of Ernst & Young, Chartered Accountants, Independent Auditors      9


   Balance Sheets as of December 31, 2002 and 2001                          10


   Statements of Operations and Retained Earnings for the Years Ended       11
   December 31, 2002, 2001 and 2000


   Statements of Cash Flows for the Years Ended                             12
   December 31, 2002, 2001 and 2000


   Notes to Financial Statements                                            13

Report of Ernst & Young, Chartered Accountants, Independent Auditors


To the Board of Directors and Stockholder
California Petroleum Transport Corporation


We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2002 and 2001, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young
Ernst & Young
Chartered Accountants

Douglas, Isle of Man
28 March, 2003

California Petroleum Transport Corporation

Balance Sheets as of December 31, 2002 and 2001

(in thousands of US$)

                                                Note            2002        2001

ASSETS

   Current assets:

   Cash and cash equivalents                                       1           1

   Current portion of serial loans receivable      3          18,160      18,160

   Interest receivable                                         3,322       3,664

   Other current assets                                           15          10
                                                           ---------   ---------

   Total current assets                                       21,498      21,835

   Serial loans receivable, less current portion   3          22,882      40,874

   Term loans receivable                           4         116,818     116,730

   Deferred charges and other long-term assets     2(b)        1,420       1,676
                                                            --------    --------

   Total assets                                              162,618     181,115
                                                            ========    ========


LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:

   Accrued interest                                            3,322       3,664

   Current portion of serial mortgage notes      5,6          18,160      18,160

   Other current liabilities                                      15          10
                                                           ---------   ---------

   Total current liabilities                                  21,497      21,834

   Serial mortgage notes                         5,6          23,220      41,380

   Term mortgage notes                           5,7         117,900     117,900
                                                           ---------   ---------

   Total liabilities                                         162,617     181,114


   Stockholder's equity

   Common stock, $1 par value; 1,000 shares
   authorised, issued and outstanding                              1           1
                                                           ---------   ---------

   Total liabilities and stockholder's equity                162,618     181,115
                                                           =========   =========



See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation

Statements of Operations and Retained Earnings for the years ended December 31, 2002, 2001 and 2000

(in thousands of US$)


                                                  2002       2001      2000

Revenue

   Interest income                              13,772     15,164    16,478

   Fees reimbursed by related parties               36         46        60
                                               -------   --------   -------

Net operating revenues                          13,808     15,210    16,538


Expenses

   General and administrative expenses             (36)       (46)      (60)

   Amortisation of debt issue costs               (256)      (256)     (256)

   Interest expense                            (13,516)   (14,908)  (16,222)
                                               --------   --------  --------

                                               (13,808)   (15,210)  (16,538)
                                               --------   --------  --------

Net income                                           -          -         -
                                               ========   ========  ========


Retained earnings, beginning of year                 -          -         -
                                               --------   --------  --------

Retained earnings, end of year                       -          -         -
                                               ========   ========  ========



See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

(in thousands of US$)

                                                  2002       2001      2000

Cash flows from operating activities


Net income                                           -          -         -

Adjustments to reconcile net income to

net cash provided by operating activities:

   Amortisation of deferred debt issue costs       256        256       256

   Changes in assets and liabilities:

   Decrease in interest receivable and other
   current assets                                  337        341       312

   Decrease in accrued interest and other
   current liabilities                            (337)      (341)     (312)
                                               --------   --------   -------

   Net cash provided by operating activities       256        256       256
                                               --------   --------   -------


Cash flows from investing activities

   Collections on term and serial loans         17,904     17,904    17,904
                                               --------   --------  --------

   Net cash provided by investing activities    17,904     17,904    17,904
                                               --------   --------  --------


Cash flows from financing activities

   Repayments of serial notes                  (18,160)   (18,160)  (18,160)
                                               --------   --------  --------

   Net cash used in financing activities       (18,160)   (18,160)  (18,160)
                                               --------   --------  --------

Net change in cash and cash equivalents              0          0         0

Cash and cash equivalents at beginning
of year                                              1          1         1
                                               --------   --------  --------

Cash and cash equivalents at end of year             1          1         1
                                               ========   ========  ========


Supplemental disclosure of cash flow
information:

Interest paid                                   13,858     15,213    17,186



See accompanying Notes to Financial Statements

California Petroleum Transport Corporation

Notes to Financial Statements

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Petroleum Transport Corporation (the Company), which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), the Serial Mortgage Notes and the Term Mortgage Notes (together, "the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation (the "Initial Charterer").

     The Owners have chartered the Vessels to the Initial Charterer under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations under the loans from the Company. The Initial
     Charterer can terminate a charter at specified dates prior to the expiration of the charter, provided it notify the Owner at least 12 months prior to such termination and make a Termination Payment. The Owners' only source of funds with respect to the loans from the Company is payments from the Initial Charterer, including Termination Payments. The Owners do not have any other source of capital for payment of the loans.

     The Company's only source of funds with respect to the Notes are payments of principal and interest on the loans to the Owners. The Company does not have any other source of capital for payment of the Notes.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from the Initial Charterer.

2.   PRINCIPAL ACCOUNTING POLICIES

     (a) Revenue and expense recognition

     Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

     (b) Deferred charges

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate.

     (c) Reporting currency

     The reporting and functional currency is United States dollars.

     (d) Cash and cash equivalents

     For the purpose of the statement of cash flows, all demand and time deposits and highly liquid, low risk investments with original maturities of three months or less are considered equivalent to cash.

     (e) Use of estimates

     The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

5.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralised by first preference mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an Assignment of Earnings and Insurance to the Company, which in turn has assigned such Assignment of Earnings and Insurance to JP Morgan Chase (formerly Chemical Trust Company of California) as the Collateral Trustee. The Initial Charters and Chevron Guarantees (where the obligations of the Initial Charterer are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the Assignment of Initial Charter and Assignment of Initial Charter Guarantee to the Company, which in turn has assigned such Assignments to the Collateral Trustee. The Capital Stock of each of the Owners has been pledged to the Company pursuant to the Stock Pledge Agreements.

6.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning April 1, 2003. Interest is payable semi-annually.

     The outstanding serial notes have the following characteristics:

 ------------------------------------------------------------------------------
 Maturity date                                       Interest     Principal due
                                                     rate                   due
                                                                      ($ 000's)
 ------------------------------------------------------------------------------
 April 1, 2003                                          7.55%            18,160
 April 1, 2004                                          7.57%            12,950
 April 1, 2005                                          7.60%             7,740
 April 1, 2006                                          7.62%             2,530
 ------------------------------------------------------------------------------
                                                                         41,380
 ------------------------------------------------------------------------------

     The Serial Mortgage Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2002 and 2001, the Company was in compliance with these covenants.

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

 ------------------------------------------------------------------------------
 Scheduled                                              No initial         All
 payment date                                             charters     initial
                                                        terminated    charters
                                                             $'000  terminated
                                                                         $'000
 ------------------------------------------------------------------------------
 April 1, 2004                                               3,355       1,700
 April 1, 2005                                               6,542       3,480
 April 1, 2006                                               9,526       5,320
 April 1, 2007                                              10,942       6,340
 April 1, 2008                                              10,942       6,880
 April 1, 2009                                              10,942       7,470
 April 1, 2010                                              10,942       8,110
 April 1, 2011                                              10,942       8,800
 April 1, 2012                                              10,942       9,540
 April 1, 2013                                              10,942      10,360
 April 1, 2014                                              10,942      11,240
 April 1, 2015                                              10,941      38,660
 ------------------------------------------------------------------------------
                                                           117,900     117,900
 ------------------------------------------------------------------------------

The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2002 and 2001, the Company was in compliance with these covenants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name                    Age         Position with the Company

Nancy D. Smith          35          Director and President
Geraldine St-Louis      27          Vice President
Louise E. Colby         54          Director and Assistant Secretary
R. Douglas Donaldson    61          Treasurer
Dimitris P.Spiliakos    25          Secretary

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Nancy D. Smith has been a Director and the President of California Petroleum since 1994. She joined JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions in 1993 as its President and is currently the Vice President of JH Management Corporation. From 1991 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

Geraldine St-Louis has been the Vice President of the Company since March 2001. She joined JH Management Corporation in March 2001 as the vice president. From 1999 to 2001, she was an Executive Secretary in the Health Systems Group at Harvard University School of Public Health, specialising in the field of health studies in Third World countries.

Louise E. Colby has been a Director of the Company since 1994. She was the Secretary and Treasurer in 1994 and has served as an Assistant Secretary from 1995 to present. She is a former Director, Secretary and Treasurer of JH Management Corporation beginning in 1989 and currently serves as its Assistant Treasurer. She has also served as the Trustee of the Cazenove Street Realty Trust since 1983 and, since 1985, a Trustee of The 1960 Trust, a charitable trust for the benefit of Harvard University.

R. Douglas Donaldson has been the Treasurer of the Company since 1995. He has been President of JH Management Corporation since 1994. He was the Vice
President of a sibling management corporation, JH Holdings Corporation, from 1994 to early 1999, when he was promoted to President of that corporation as well. Prior to 1994, he as a bank officer (primarily at Bank of New England) for over twenty-five years in the field of personal trust and estate planning. He is also the sole trustee of two charitable trusts for the benefit of Harvard University.

Dimitris P. Spiliakos has been the Secretary of the Company since September 2002. He is currently a corporate paralegal at the law offices of Ropes & Gray in Boston. From 1999 to 2001, he worked as a corporate paralegal at Hutchins,Wheeler & Dittmar, a law firm in Boston.

Item 11. Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 28, 2003 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 25, 2003.

                              Beneficial Ownership


                        Name and                           Number
     Class of           address of                         of          Percent
     Shares             Beneficial Owners                  Shares      of Class
     ------             -----------------                  ------      --------

     Ordinary Shares    The California Trust               1,000       100%
                        C/o JH Holdings Corporation
                        P.O. Box 4024
                        Room 6/9, One International Place
                        Boston
                        MA 02101



Item 13. Certain Relationships and Related Transactions

Not applicable.


Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission (SEC) filings.

(b) Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report:

Financial Statements

Report of Ernst & Young, Chartered Accountants, Independent Auditors

Balance Sheets at December 31, 2002 and 2001

Statements of Operations and Retained Earnings for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

Certifications  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of 2002

(b) Reports on Form 8-K

The Company has not filed any current reports on Form 8-K with the SEC during the last quarter of the fiscal period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                  (Registrant)

Date    3/28/03                       By     /s/ Nancy D. Smith
    ------------------------------       ---------------------------------------
                                                 Nancy D. Smith
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date    3/28/03                       By         /s/ Nancy D. Smith
    ------------------------------      ----------------------------------------
                                                     Nancy D. Smith
                                                 Director and President


Date    3/28/03                       By      /s/ R. Douglas Donaldson
    ------------------------------      ----------------------------------------
                                                  R. Douglas Donaldson
                                                 Director and Treasurer

CERTIFICATION OF THE PRESIDENT
------------------------------

I, Nancy D Smith, certify that:

1. I have reviewed this annual report on Form 10-K of California Petroleum Transport Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/28/03


/s/ Nancy D. Smith
-----------------------
Nancy D. Smith
President

CERTIFICATION OF TREASURER
--------------------------

I, R Douglas Donaldson, certify that:

1. I have reviewed this annual report on Form 10-K of California Petroleum Transport Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/28/03

/s/ R. Douglas Donaldson
---------------------------
R. Douglas Donaldson
Treasurer

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


                                                      /s/ Nancy D. Smith
                                                      -------------------------
                                                      Nancy D. Smith
                                                      President


                                                      /s/ R. Douglas Donaldson
                                                      -------------------------
                                                      R. Douglas Donaldson
                                                      Treasurer


                                                      Date: 3/28/03


02089.0009 #395095