Form 10-Q
period 2003-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2003-05-19
CIK 923649

SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended March 31, 2003       Commission File Number 33-79220
                                                                       33-56377


                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION
             (exact name of Registrant as specified in its charter)




Delaware                                                    04-3232976
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



Suite 4350, One International Place, Boston, Massachusetts  02110-2624
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code          (617) 951-7690


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


YES   X                                                     NO


Number of shares outstanding of each class of Registrant's Common Stock as of
May 11, 2003 Common, $1.00 par value...............................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2003

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Accountants

          Condensed Statements of Operations and Retained Earnings - Three month period ended March 31, 2003 and 2002

          Condensed Balance Sheets - March 31, 2003 and December 31, 2002

          Condensed Statements of Cash Flows - Three month period ended March 31, 2003 and 2002

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

                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2003

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 2003, and the related condensed statements of operations and retained earnings, and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with accounting  principles  generally accepted in the United States, the balance sheet of California Petroleum Transport Corporation as at December 31, 2002, and the related statements of operations and retained earnings, and cash flows for the year then ended, not presented herein, and in our report dated March 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.



/s/ Ernst & Young
Ernst & Young
Chartered Accountants
Douglas, Isle of Man

May 16, 2003

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)

                                          3 month period      3 month period
                                          ended March 31,      ended March 31,
                                               2003                 2002
Revenue
  Interest income                                    3,177               3,585
  Fees reimbursed by related parties                     5                  16
                                          -------------------------------------
  Net operating revenues                             3,182               3,601
Expenses
  General and administrative expenses                   (5)                (16)
  Amortisation of debt issue costs                     (64)                (64)
  Interest expense                                  (3,113)             (3,521)

                                          -------------------------------------
                                                    (3,182)             (3,601)
-------------------------------------------------------------------------------
Net income                                               -                   -

Retained earnings, beginning of period                   -                   -
-------------------------------------------------------------------------------
Retained earnings, end of period                         -                   -
===============================================================================


See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Balance Sheets

(in thousands of US$)

                                             March 31, 2003   December 31, 2002
                                              (Unaudited)       (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                            1                1
  Current portion of serial loans receivable      18,160           18,160
  Interest receivable                              6,499            3,322
  Other current assets                                10               15
-------------------------------------------------------------------------------
  Total current assets                            24,670           21,498
Serial loans receivable, less current portion     22,924           22,882
Term loans receivable                            116,840          116,818
Deferred charges and other long-term assets        1,356            1,420
-------------------------------------------------------------------------------
  Total assets                                   165,790          162,618
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accrued interest                                 6,499            3,322
  Current portion of serial mortgage notes        18,160           18,160
  Other current liabilities                           10               15
-------------------------------------------------------------------------------
  Total current liabilities                       24,669           21,497
  Serial mortgage notes                           23,220           23,220
  Term mortgage notes                            117,900          117,900
-------------------------------------------------------------------------------
  Total liabilities                              165,789          162,617
  Stockholder's equity
  Share capital (1,000 shares of $1 authorised,        1                1
  issued and outstanding)
-------------------------------------------------------------------------------
  Total liabilities and stockholder's equity     165,790          162,618
===============================================================================



See notes to the condensed financial statements.

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)

                                                3 month period  3 month period
                                               ended March 31,  ended March 31,
                                                    2003             2002
Cash flows from operating activities
Net income                                             -                -
Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortisation of deferred debt issue costs           64               64
  Amortisation of issue discount on loan             (64)             (64)
  receivable
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable      (3,112)          (3,573)
  (Decrease) increase in accounts payable          3,112            3,573
-------------------------------------------------------------------------------
  Net cash provided by operating activities
-------------------------------------------------------------------------------

Cash at beginning of period                            1                1
-------------------------------------------------------------------------------
Cash at end of period                                  1                1
===============================================================================





Supplemental disclosure of cash flow information

  Interest paid                                        -                -
  =============================================================================

See notes to the condensed financial statements.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2003



1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Petroleum Transport Corporation (the Company or California Petroleum), which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), the Serial Mortgage Notes and the Term Mortgage Notes (together, "the Notes") as obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accountancy principles generally accepted in the United States for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company 's Annual Report on Form 10-K for the year ended December 31, 2002.


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

     California Petroleum Transport Corporation
     Quarterly Report on Form 10-Q
     Three month period ended March 31, 2003

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

     Critical Accounting Policies

     California Petroleum's principal accounting policies are described in Note 2 to the financial statements included in Item 1 of this Form 10-Q. The most critical accounting policies include:

     o     revenue and expense recognition
     o     accounting for deferred charges


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at March 31, 2003 is as follows: -

i)   Serial Loans

     The principal balances of the Serial Loans earn interest at rates ranging from 7.55% to 7.62% and mature over a four-year period beginning April 1, 2003. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding serial loans have the following characteristics:

     Maturity date                             Interest rate   Principal amount
                                                                   ($ 000's)
     April 1, 2003                                 7.55%            18,160
     April 1, 2004                                 7.57%            12,950
     April 1, 2005                                 7.60%             7,740
     April 1, 2006                                 7.62%             2,530
     --------------------------------------------------------------------------
     Total loans                                                    41,380
     --------------------------------------------------------------------------

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

     Scheduled payment date                    No initial          All initial
                                                charters            charters
                                               terminated          terminated
                                                ($000's)            ($000's)
     April 1, 2004                                3,355              1,700
     April 1, 2005                                6,542              3,480
     April 1, 2006                                9,526              5,320
     April 1, 2007                               10,942              6,340
     April 1, 2008                               10,942              6,880
     April 1, 2009                               10,942              7,470
     April 1, 2010                               10,942              8,110
     April 1, 2011                               10,942              8,800
     April 1, 2012                               10,942              9,540
     April 1, 2013                               10,942             10,360
     April 1, 2014                               10,942             11,240
     April 1, 2015                               10,941             38,660
     --------------------------------------------------------------------------
                                                117,900            117,900
     --------------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.55% to 7.62% through maturity. The Notes mature over a four-year period beginning April 1, 2003. Interest is payable semi-annually. The outstanding serial loans have the following characteristics:

     Maturity date                             Interest rate   Principal amount
                                                                   ($ 000's)
     April 1, 2003                                 7.55%            18,160
     April 1, 2004                                 7.57%            12,950
     April 1, 2005                                 7.60%             7,740
     April 1, 2006                                 7.62%             2,530
     --------------------------------------------------------------------------
     Total loans                                                    41,380
     --------------------------------------------------------------------------

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

     Scheduled payment date                   No initial          All initial
                                               charters            charters
                                              terminated           terminated
                                               ($000's)             ($000's)
     April 1, 2004                                3,355              1,700
     April 1, 2005                                6,542              3,480
     April 1, 2006                                9,526              5,320
     April 1, 2007                               10,942              6,340
     April 1, 2008                               10,942              6,880
     April 1, 2009                               10,942              7,470
     April 1, 2010                               10,942              8,110
     April 1, 2011                               10,942              8,800
     April 1, 2012                               10,942              9,540
     April 1, 2013                               10,942             10,360
     April 1, 2014                               10,942             11,240
     April 1, 2015                               10,941             38,660
     --------------------------------------------------------------------------
                                                117,900            117,900
     --------------------------------------------------------------------------

(b)  Qualitative information about market risk

     The Company was organized solely for the purpose of issuing, as agent on behalf of certain ship Owners, the Term Mortgage in Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four Vessels from Chevron Transport Corporation.


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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 99.1    Certification of Chief Executive Officer

     Exhibit 99.2    Certification of Chief Financial Officer

     Exhibit 99.3 Certification Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     The Company has not filed any current reports on Form 8-K with the SEC during the current quarter of the fiscal period covered by this report.

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



                                               CALIFORNIA PETROLEUM
                                               TRANSPORT CORPORATION
                                               Registrant


                                               /s/ Nancy D Smith
                                               Nancy D Smith


                                               May 15, 2003
                                               Nancy D Smith

02089.0006 #405425