Form 10-Q
period 2003-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2003-08-04
CIK 923649

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Six Month Period Ended June 30, 2003       Commission File Number 33-79220
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


YES   X                                                     NO


Number of shares outstanding of each class of Registrant's Common Stock as of
July 31, 2003 Common, $1.00 par value...............................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Accountants

          Unaudited Condensed Statements of Operations and Retained Earnings - Three and Six Month Periods Ended June 30, 2003 and 2002

          Unaudited Condensed Balance Sheets - June 30, 2003 and December 31,
          2002

          Unaudited Condensed Statements of Cash Flows - Three and Six Month Periods Ended June 30, 2003 and 2002

          Unaudited Notes to Condensed Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings

Item 6    Exhibits and Reports on Form 8-K

Signatures


                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of June 30, 2003, and the related condensed statements of operations and retained earnings for the three month and six month periods ended June 30, 2003 and 2002, and the condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of California Petroleum Transport Corporation as at December 31, 2002, and the related statements of operations and retained earnings, and cash flows for the year then ended, not presented herein, and in our report dated March 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.



Ernst & Young
Chartered Accountants
Douglas, Isle of Man

August 4, 2003

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)

                                          3 month period      6 month period
                                              ended               ended
                                             June 30             June 30
                                           2003    2002       2003       2002
Revenue
     Interest income                        3,001    3,305      6,178     6,890
     Fees reimbursed by related parties        51        3         56        19
--------------------------------------------------------------------------------
     Net operating revenues                 3,052    3,308     6,234      6,909
--------------------------------------------------------------------------------

Expenses
     General and administrative
     expenses                                 (51)      (3)      (56)       (19)
     Amortisation of debt issue costs         (64)     (64)     (128)      (128)
     Interest expense                      (2,937)  (3,241)   (6,050)    (6,762)
--------------------------------------------------------------------------------
                                           (3,052)  (3,308)   (6,234)    (6,909)
--------------------------------------------------------------------------------
Net income                                      -        -         -          -

Retained earnings, beginning of period          -        -         -          -

--------------------------------------------------------------------------------
Retained earnings, end of period                -        -         -          -
================================================================================

See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation
Condensed Balance Sheets (Unaudited)
(in thousands of US$)

                                                    June 30, 2003   December
                                                                    31, 2002
                                                                    (See note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                1             1
     Current  portion  of serial loans
     receivable                                          12,950        18,160
     Interest receivable                                  2,911         3,322
     Other current assets                                    14            15
--------------------------------------------------------------------------------
     Total current assets                                15,876        21,498
Serial loans  receivable, less current
portion                                                  10,016        22,882
Term loans receivable                                   116,862       116,818
Deferred  charges and other long-term
assets                                                    1,292         1,420
-------------------------------------------------------------------------------
     Total assets                                       144,046       162,618
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
     Accrued interest                                     2,911         3,322
     Current portion of serial
     mortgage notes                                      12,950        18,160
     Other current liabilities                               14            15
--------------------------------------------------------------------------------
     Total current liabilities                           15,875        21,497
     Serial mortgage notes, less
     current portion                                     10,270        23,220
     Term mortgage notes                                117,900       117,900
--------------------------------------------------------------------------------
     Total liabilities                                  144,045       162,617
     Stockholder's equity
     Common stock, $1 par value;  1,000
     shares   authorised,   issued  and
     outstanding                                              1             1
--------------------------------------------------------------------------------
     Total liabilities and
     stockholder's equity                               144,046       162,618
================================================================================

See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)


                                                 6 month  period ended June 30,
                                                        2003          2002
Cash flows from operating activities
Net income                                                -             -
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortisation   of  deferred   debt
     issue costs                                        128           128
     Amortisation of issue discount on
     loan receivable                                   (128)        (128)
     Changes in operating assets and
     liabilities:
     Decrease in interest receivable                    411           379
     Decrease (increase) in other                         1            (2)
     current assets
     Decrease  in accrued interest                     (411)         (379)
     (Decrease) increase in other
     current liabilities                                 (1)            2
--------------------------------------------------------------------------------
     Net cash provided by operating
     activities                                           -             -
--------------------------------------------------------------------------------
Investing Activities
     Collections    on   serial   loans
     receivable                                       18,160        18,160
--------------------------------------------------------------------------------
     Net cash provided by investing
     activities                                       18,160        18,160
--------------------------------------------------------------------------------
Financing Activities
     Repayments of serial mortgage
     notes                                           (18,160)      (18,160)
--------------------------------------------------------------------------------
     Net cash used in financing
     activities                                      (18,160)      (18,160)
--------------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                               -             -

Cash and cash  equivalents at beginning
of period                                                  1             1
--------------------------------------------------------------------------------
Cash  and  cash  equivalents  at end of
period                                                     1             1
================================================================================

Supplemental disclosure of cash flow
information:
     Interest paid                                     6,589         7,269
================================================================================


See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation Quarterly report on Form 10-Q Six month period ended June 30, 2003
Notes to the condensed financial statements (unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Petroleum Transport Corporation (the "Company" or "California Petroleum"), which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), the Serial Mortgage Notes and the Term Mortgage Notes (together, "the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of four vessels (the "Vessels") by the Owners from Chevron Transport Corporation (the "Initial Charterer"). All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

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

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from the Initial Charterer.

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the
     information  and  footnotes   required  by  GAAP  for  complete   financial
     statements.

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

3.   SERIAL LOANS

     The principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a remaining three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a remaining three-year period beginning April 1, 2004. Interest is payable semi-annually.

6.   TERM MORTGAGE NOTES

     The Term Mortgages Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing April 1, 2004. Interest is payable semi-annually.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Organization and history

     California Petroleum Transport Corporation was incorporated under the laws of the state of Delaware on May 18, 1994. The Company is a special purpose corporation that has been organized solely for the purpose of issuing as agent Serial Mortgage Notes and Term Mortgage Notes as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners. The Serial Mortgage Notes and the Term Mortgage Notes were issued on April 5, 1995.

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

     California Petroleum's principal accounting policies are described in Note 2 to the financial statements included in Item 1 of this Form 10-Q. The most critical accounting policies include:

     o    Revenue and expense recognition
     o    Accounting for deferred charges

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at June 30, 2003 is as follows:

i)   Serial Loans

     The outstanding principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a remaining three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding Serial Loans have the following characteristics:

   Maturity date                               Interest rate   Principal amount
                                                                     ($ 000's)

   April 1, 2004                                        7.57%           12,950
   April 1, 2005                                        7.60%            7,740
   April 1, 2006                                        7.62%            2,530
   -----------------------------------------------------------------------------
   Total                                                                23,220
   -----------------------------------------------------------------------------

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


   Scheduled payment date                               No initial  All initial
                                                          charters    charters
                                                        terminated  terminated
                                                          ($000's)    ($000's)

   April 1, 2004                                            3,355       1,700
   April 1, 2005                                            6,542       3,480
   April 1, 2006                                            9,526       5,320
   April 1, 2007                                           10,942       6,340
   April 1, 2008                                           10,942       6,880
   April 1, 2009                                           10,942       7,470
   April 1, 2010                                           10,942       8,110
   April 1, 2011                                           10,942       8,800
   April 1, 2012                                           10,942       9,540
   April 1, 2013                                           10,942      10,360
   April 1, 2014                                           10,942      11,240
   April 1, 2015                                           10,941      38,660
   -----------------------------------------------------------------------------
   Total                                                  117,900     117,900
   -----------------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a remaining three-year period beginning April 1, 2004. Interest is payable semi-annually. The outstanding Serial Mortgage Notes have the following characteristics:

   Maturity date                               Interest rate   Principal amount
                                                                     ($ 000's)

   April 1, 2004                                        7.57%           12,950
   April 1, 2005                                        7.60%            7,740
   April 1, 2006                                        7.62%            2,530
   -----------------------------------------------------------------------------
   Total                                                                23,220
   -----------------------------------------------------------------------------

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

   Scheduled payment date                               No initial  All initial
                                                        charters    charters
                                                        terminated  terminated
                                                          ($000's)    ($000's)

   April 1, 2004                                            3,355       1,700
   April 1, 2005                                            6,542       3,480
   April 1, 2006                                            9,526       5,320
   April 1, 2007                                           10,942       6,340
   April 1, 2008                                           10,942       6,880
   April 1, 2009                                           10,942       7,470
   April 1, 2010                                           10,942       8,110
   April 1, 2011                                           10,942       8,800
   April 1, 2012                                           10,942       9,540
   April 1, 2013                                           10,942      10,360
   April 1, 2014                                           10,942      11,240
   April 1, 2015                                           10,941      38,660
   -----------------------------------------------------------------------------
   Total                                                  117,900     117,900
   -----------------------------------------------------------------------------

(b)  Qualitative information about market risk

     The Company was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of California Petroleum and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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



                                          CALIFORNIA PETROLEUM
                                          TRANSPORT CORPORATION
                                          Registrant


                                          \Nancy D Smith\
                                          ---------------



                                          August 4, 2003
                                          Nancy D Smith

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

Exhibit 31.1


CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER


I, Nancy D Smith, certify that:


1. I have reviewed this quarterly report on Form 10-Q of California Petroleum Transport Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 4, 2003

/s/ Nancy D. Smith
-----------------------
Nancy D. Smith
President

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

Exhibit 31.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, R Douglas Donaldson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Petroleum Transport Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;


Date: August 4, 2003

/s/ R. Douglas Donaldson
------------------------
R. Douglas Donaldson
Treasurer

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2003

Exhibit 32.1
CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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

This certification is made solely for purpose of 18 U.S.C. Section 1350, and not for any other purpose.




                                                      /s/ Nancy D. Smith
                                                      ----------------------
                                                      Nancy D. Smith
                                                      President




                                                      /s/ R. Douglas Donaldson
                                                      ------------------------
                                                      R. Douglas Donaldson
                                                      Treasurer


                              Date: August 4, 2003





02089.0006 #421118