Form 10-Q
period 2003-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2003-11-12
CIK 923649

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2003

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Nine Month Period Ended September 30, 2003   Commission File Number 33-79220
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


YES   X                                                                  NO


Number of shares  outstanding of each class of  Registrant's  Common Stock as of
November 4, 2003 Common, $1.00 par value............................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2003

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Accountants

          Unaudited Condensed Statements of Operations and Retained Earnings - Three and Nine Month Periods Ended September 30, 2003 and 2002

          Unaudited Condensed Balance Sheets - September 30, 2003 and December 31, 2002

          Unaudited Condensed Statements of Cash Flows - Three and Nine Month Periods Ended September 30, 2003 and 2002

          Unaudited Notes to Condensed Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings

Item 6    Exhibits and Reports on Form 8-K

Signatures



                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2003

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of September 30, 2003, and the related condensed statements of operations and retained earnings for the three month and nine month periods ended September 30, 2003 and 2002, and the condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

November 11, 2003

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)

                                              3 month          9 month
                                           period ended       period ended
                                           September 30       September 30
                                       2003         2002         2003      2002

Revenue
         Interest income                 2,976      3,322       9,154   10,212
         Fees reimbursed by
         related parties                    11          4          67       23
                                       -------    -------     -------   -------
         Net operating revenues          2,987      3,326       9,221   10,235
                                       -------    -------     -------   -------

Expenses
         General and administrative
         expenses                         (11)        (4)         (67)     (23)
         Amortisation of debt
         issue costs                      (64)       (64)        (192)    (192)
         Interest expense              (2,912)     (3,258)     (8,962)  10,020)
                                       -------    -------     -------   -------

                                       (2,987)     (3,326)     (9,221)  10,235)
                                       -------    -------     -------   -------
Net income                                   -          -           -        -

Retained earnings, beginning of period       -          -           -        -
                                       -------    -------     -------   -------
Retained earnings, end of period             -          -           -        -
                                       =======    =======     =======   =======


See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation
Condensed Balance Sheets (Unaudited)

(in thousands of US$)
                                                        September    December
                                                        30,  2003    31, 2002
                                                                   (See note 1)
ASSETS
Current assets:
         Cash and cash equivalents                             1           1
         Current portion of serial loans receivable       12,950      18,160
         Current portion of term loans receivable          3,355           -
         Interest receivable                               5,887       3,322
         Other current assets                                 17          15
                                                        --------    ---------
         Total current assets                             22,210      21,498
Serial loans receivable, less current portion             10,058      22,882
Term loans receivable, less current portion              113,529     116,818
Deferred charges and other long-term assets                1,228       1,420
                                                        --------    ---------
         Total assets                                    147,025     162,618
                                                        ========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
         Accrued interest                                  5,887       3,322
         Current portion of serial mortgage notes         12,950      18,160
         Current portion of term mortgage notes            3,355           -
         Other current liabilities                            17          15
                                                        --------    ---------
         Total current liabilities                        22,209      21,497
         Serial mortgage notes, less current portion      10,270      23,220
         Term mortgage notes, less current portion       114,545     117,900
                                                        --------    ---------
         Total liabilities                               147,024     162,617
         Stockholder's equity
         Common  stock,  $1 par value;  1,000
           shares  authorised,
         issued and outstanding                                1           1
                                                        --------    ---------
         Total liabilities and stockholder's equity      147,025     162,618
                                                        ========    =========

See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)
                                                          9 month period
                                                        ended September 30,
                                                         2003          2002
Cash flows from operating activities
Net income                                                  -               -
Adjustments to reconcile net income to
net cash provided by
operating activities:
   Amortisation of deferred debt issue costs               192            192
   Amortisation of issue discount on loan receivable      (192)          (192)
   Changes in operating assets and liabilities:
   Increase in interest receivable                      (2,565)        (2,943)
   Increase in other current assets                         (2)            (2)
   Increase in accrued interest                          2,565          2,943
   Increase in other current liabilities                     2              2
                                                      --------       --------
  Net cash provided by operating activities                  -              -
                                                      --------       --------

Investing Activities
   Collections on serial loans receivable               18,160         18,160
                                                      --------       --------
   Net cash provided by investing activities            18,160         18,160
                                                      --------       --------

Financing Activities
     Repayments of serial mortgage notes               (18,160)       (18,160)
                                                      --------       --------
   Net cash used in financing activities               (18,160)       (18,160)
                                                      --------       --------
Net increase in cash and cash equivalents                    -              -
                                                      --------       --------
Cash and cash equivalents at beginning of period             1              1
                                                      --------       --------
Cash and cash equivalents at end of period                   1              1
                                                      --------       --------

Supplemental disclosure of cash flow information:
    Interest paid                                        6,589          7,269
                                                      ========       ========

See notes to the condensed financial statements (unaudited).

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2003
Notes to the condensed financial statements (unaudited)

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

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

7    NEW ACCOUNTING STANDARDS

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of annual periods that end after December 15, 2002. Adoption of FIN 45 did not have a significant impact on the financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of this interpretation are not effective for the Company until 2004, except for the disclosure provisions, which are effective immediately. The Company has begun it evaluation of the provisions of FIN 46. Application of the consolidation provisions of this interpretation is not expected to have a material effect on the Company's results of operations.

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2003

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Organization and history

     California Petroleum Transport Corporation (the "Company") was incorporated under the laws of the state of Delaware on May 18, 1994. The Company is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of the Owners, Serial Mortgage Notes and Term Mortgage Notes (the "Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners (the "Loans"). The Notes were issued on April 5, 1995.

     Liquidity and Capital Resources

     The Company is a passive entity, and its activities are limited to collecting cash from the Owners and making repayments on the Notes. The Company has no source of liquidity and no capital resources other than the cash receipts attributable to the Loans.

     Critical Accounting Policies

     The Company's principal accounting policies are described in Note 2 to the financial statements included in Item 1 of this Form 10-Q. The most critical accounting policies include:

     o    Revenue and expense recognition
     o    Accounting for deferred charges

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at September 30, 2003 is as follows:

i)   Serial Loans

     The outstanding principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a remaining three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding Serial Loans have the following characteristics:

      Maturity date                         Interest rate     Principal amount
                                                                 ($ 000's)

      April 1, 2004                         7.57%             12,950
      April 1, 2005                         7.60%              7,740
      April 1, 2006                         7.62%              2,530
      Total                                                   23,220

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

                                            No initial        All initial
                                            charters          charters
    Scheduled payment date                  terminated        terminated
                                              ($000's)         ($000's)

      April 1, 2004                            3,355                1,700
      April 1, 2005                            6,542                3,480
      April 1, 2006                            9,526                5,320
      April 1, 2007                           10,942                6,340
      April 1, 2008                           10,942                6,880
      April 1, 2009                           10,942                7,470
      April 1, 2010                           10,942                8,110
      April 1, 2011                           10,942                8,800
      April 1, 2012                           10,942                9,540
      April 1, 2013                           10,942               10,360
      April 1, 2014                           10,942               11,240
      April 1, 2015                           10,941               38,660
                                            --------              --------
      Total                                  117,900              117,900
                                            --------              --------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a remaining three-year period beginning April 1, 2004. Interest is payable semi-annually. The outstanding Serial Mortgage Notes have the following characteristics:

      Maturity date                         Interest rate     Principal amount
                                                                 ($ 000's)

      April 1, 2004                         7.57%             12,950
      April 1, 2005                         7.60%              7,740
      April 1, 2006                         7.62%              2,530
      Total                                                    23,220

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

      Scheduled payment date                No initial         All initial
                                            charters           charters
                                            terminated         terminated
                                              ($000's)            ($000's)

      April 1, 2004                            3,355                1,700
      April 1, 2005                            6,542                3,480
      April 1, 2006                            9,526                5,320
      April 1, 2007                           10,942                6,340
      April 1, 2008                           10,942                6,880
      April 1, 2009                           10,942                7,470
      April 1, 2010                           10,942                8,110
      April 1, 2011                           10,942                8,800
      April 1, 2012                           10,942                9,540
      April 1, 2013                           10,942               10,360
      April 1, 2014                           10,942               11,240
      April 1, 2015                           10,941               38,660
                                             ---------            ---------
      Total                                  117,900              117,900
                                             ---------            ---------

(b)  Qualitative information about market risk

     The Company was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

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



                                  CALIFORNIA PETROLEUM
                                  TRANSPORT CORPORATION
                                   Registrant


                                 \Nancy D Smith\



                                  November 11, 2003
                                  Nancy D Smith

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

Date: November 11, 2003

\Nancy D Smith\

-----------------------
Nancy D. Smith
President

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


Date: November 11, 2003


\R Douglas Donaldson\


-----------------------
R. Douglas Donaldson
Treasurer

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



                                            \Nancy D Smith\

                                            ----------------------
                                            Nancy D. Smith
                                            President


                                            \R Douglas Donaldson\

                                            -----------------------
                                            R. Douglas Donaldson
                                            Treasurer


                                            Date: November 11, 2003

02089.0006 #442453