Form 10-K
period 2003-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2004-04-13
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 2003
                         -------------------------------------------------------

                                       OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              --------------------------------------------------

Commission file number                     033-79220
                      ----------------------------------------------------------


                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                04-3232976
------------------------------            ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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


                                                        Name of each exchange
Title of each class                                      on which registered

   None                                                    Not applicable
--------------------                                    ------------------------

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

          Yes   X                         No
             -------                        -------

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

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K
TABLE OF CONTENTS
                                                                        Page
PART I
  Item 1.    Business ..................................................... 1

  Item 2.    Properties ................................................... 3

  Item 3.    Legal Proceedings .............................................3

  Item 4.    Submission of Matters to a Vote of Security Holders .......... 3

PART II
  Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters ............................ 4

  Item 6.    Selected Financial Data ...................................... 4

  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................ 4

  Item 7(a)  Quantitative and Qualitative Disclosures about Market Risk.... 6

  Item 8.    Financial Statements and Supplementary Data .................. 9

  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................17

  Item 9(a)  Controls and Procedures.......................................17

PART III
  Item 10.   Directors and Executive Officers of the Registrant ...........17

  Item 11.   Executive Compensation .......................................18

  Item 12.   Security Ownership of Certain Beneficial
               Owners and Management ......................................18

  Item 13.   Certain Relationships and Related Transactions ...............19

  Item 14.   Principal Accountant Fees and Services........................19

PART IV
  Item 15.   Exhibits, Financial Statement Schedules
               and Reports on Form 8-K ....................................21

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

The International Tanker Market

Two types of operators mainly provide international seaborne oil and petroleum products transportation services: major oil company captive fleets (both private and state-owned) and independent ship owner fleets. Both types of operators transport oil under short-term contracts (including single-voyage "spot charters") and long-term time charters with oil companies, oil traders, large oil consumers, petroleum product producers and government agencies. The oil companies own, or control through long-term time charters, approximately one third of the current world tanker capacity, while independent companies own or control the balance of the fleet. The oil companies use their fleets not only to transport their own oil, but also to transport oil for third-party charterers in direct competition with independent owners and operators in the tanker charter market.

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

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates. In particular, freight and charter hire rates are strongly influenced by the supply and demand for shipping capacity.

The year 2003 started with extremely strong charter rates which were mainly driven by factors such as the strike in Venezuela which resulted in longer haul imports, a cold winter in the northern hemisphere resulting in increased demand for heating oil and increased consumption in the Far East especially China, all of which have resulted in spot market rates being significantly stronger than in 2002. Suezmax rates have fluctuated over the year ranging from $17,000 per day to $40,000 per day.

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

Item 2. Properties

California Petroleum has no property. The serial and term loans granted to the Owners are collateralised by first preferred mortgages over the property of the Owners as outlined below. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel (in 1995). Other than the Vessels described below, the Owners have no property.

                                                    Delivery       Approximate
Vessel               Construction    Registration   Date           dwt.
------               ------------    ------------   ----           ----

Cygnus Voyager(3)    Double-hull     Bahamas        March 1993     150,000
Altair Voyager(2)    Double-hull     Bahamas        August 1993    130,000
Sirius Voyager(1)    Double-hull     Bahamas(5)     October 1994   150,000
Virgo Voyager(4)     Single-hull     Bahamas(5)     February 1992  150,000

----------
1    ex Chevron Mariner
2    ex Condoleeza Rice
3    ex Samuel Ginn
4    ex William E. Crain
5    previously registered in Marshall Islands

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party or of which our property is the subject. In the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no established trading market for the Common Stock of the Registrant.

(b) As of March 30, 2004, with respect to the Common Stock, there was one (1) holder of record of the Registrant's Common Stock.

Item 6. Selected Financial Data

The following selected historical financial and other data for Californian Petroleum was devised from more detailed information and financial statements and notes appearing elsewhere in this Annual Report and should be read in conjunction therewith.

                             2003         2002        2001      2000      1999
                             ----         ----        ----      ----      ----
                            $'000        $'000       $'000     $'000     $'000
                            -----        -----       -----     -----     -----

Net operating revenues     12,450       13,808      15,210    16,538    17,871
Net income                      -            -           -         -         -
Net income per share            -            -           -         -         -
Dividends per share             -            -           -         -         -
Total assets              144,090      162,618     181,115   199,616   218,088
Long term liabilities     124,815      141,120     159,280   177,440   195,600
Cash   dividends
  declared per share            -            -           -         -         -

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2003 and 2002.

                           First         Second      Third     Fourth
                           Quarter       Quarter     Quarter   Quarter
                           -------       -------     -------   -------
                            $'000        $'000       $'000     $'000
                            -----        -----       -----     -----
2003
Net operating revenues      3,246        3,116       3,051     3,037
Expenses                    3,246        3,116       3,051     3,037
Net income                      -            -          -         -
2002
Net operating revenues      3,601        3,308       3,326     3,573
Expenses                    3,601        3,308       3,326     3,573
Net income                      -            -           -         -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

California Petroleum

California Petroleum's strategy has been to issue, as agent on behalf of the Owners, the Notes and loan the proceeds of the sale of the Notes to the Owners. California Petroleum's only sources of funds with respect to the Notes are payments of interest and principal on the related loans from California Petroleum to each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by California Petroleum are billed to the Owners. California Petroleum has no source of income other than payments to it by the Owners. The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Operations and Retained Earnings included herein.

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to the Initial Charterer under bareboat charters which are expected to provide (a) charter hire payments which California Petroleum and the Owners expect will be sufficient to pay, so long as the Initial Charters are in effect (i) the Owners' obligations under the loans for acquiring the Vessels, (ii) management fees and technical advisor's fees, (iii) recurring fees and taxes, and (iv) any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners; (b) Termination Payments sufficient to make sinking fund and interest payments on the Term Mortgage Notes, to the extent allocable to the Vessel for which the related Initial Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered; and (c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Initial Charters; and to arrange for vessel management and remarketing services to be available in case any Initial Charter is terminated by the Initial Charterer or any Vessel is for any other reason returned to the possession and use of the Owners.

Liquidity and Capital Resources

California Petroleum is a passive entity, and its activities are limited to collecting cash from the Owners and making repayments on the Notes. California Petroleum has no source of liquidity and no capital resources other than the cash receipts attributable to the Loans.

Critical Accounting Policies

California Petroleum's principal accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. The most critical accounting policies include:

     o    Revenue and expense recognition
     o    Accounting for deferred charges

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("the Interpretation"), which replaces Interpretation No. 46, issued in January 2003. The Interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This Interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the value of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities, and the results of operations of the variable interests entity in its financial statements.

An enterprise with a variable interest in an entity to which the provisions of the original Interpretation have not been applied shall apply the provisions of the revised Interpretation as follows: a public enterprise that is not a small business issuer shall apply the Interpretation to all variable interests held (other than special-purpose entities) no later than the end of the first reporting period ending after March 15, 2004; a public enterprise that is a small business issuer shall apply the Interpretation to all variable interests held (other than special-purpose entities) no later than the end of the first reporting period ending after December 15, 2004; and a nonpublic enterprise with a variable interest in an entity that is created after December 31, 2003 shall apply the Interpretation to that entity immediately, and to all variable interests held by the beginning of the first annual reporting period beginning after December 15, 2004.

The Company shall first apply the accounting provisions of the Interpretation effective January 1, 2005. The Company has begun to evaluate whether the Owners represent variable interest entities, and whether the Company's variable interest in the Owners would cause it to be the primary beneficiary. If this is the case, consolidation of the Owners by the Company is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

No instruments issued by California Petroleum are for trading purposes. California Petroleum is exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about instruments exposed to business risk inherent in the international tanker market at December 31, 2003 is as follows:

Serial Loans

The principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The outstanding serial loans have the following characteristics:

 Maturity date            Interest rate       Principal due
 -------------            -------------       -------------
                                                  ($ 000's)
                                                  ---------

 April 1, 2004                    7.57%              12,950
 April 1, 2005                    7.60%               7,740
 April 1, 2006                    7.62%               2,530
                                  ----               ------
                                                     23,220

The outstanding amount of serial loans as at December 31, 2003 was $23,220,000.

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

 Scheduled                       No initial        All initial
 payment                         charters           charters
 date                            terminated         terminated
 ----                            ----------         ----------
                                      $'000              $'000
                                      -----              -----

 April 1, 2004                        3,355              1,700
 April 1, 2005                        6,542              3,480
 April 1, 2006                        9,526              5,320
 April 1, 2007                       10,942              6,340
 April 1, 2008                       10,942              6,880
 April 1, 2009                       10,942              7,470
 April 1, 2010                       10,942              8,110
 April 1, 2011                       10,942              8,800
 April 1, 2012                       10,942              9,540
 April 1, 2013                       10,942             10,360
 April 1, 2014                       10,942             11,240
 April 1, 2015                       10,941             38,660
                                    -------            -------
                                    117,900            117,900

The outstanding amount of term loans at December 31, 2003 was $117,900,000.

Serial Mortgage Notes

The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a three-year period beginning April 1, 2004. Interest is payable semi-annually.

The outstanding serial notes have the following characteristics:

 Maturity date                   Interest rate       Principal due
 -------------                   -------------       -------------
                                                         ($ 000's)
                                                         ---------

 April 1, 2004                           7.57%              12,950
 April 1, 2005                           7.60%               7,740
 April 1, 2006                           7.62%               2,530
                                         -----              ------
                                                            23,220

Term Mortgage Notes

The Term Mortgage Notes bear interest at a rate of 8.52% per annum. The principal is repayable on the Term Mortgage Notes in accordance with a twelve-year sinking fund schedule commencing nine years from April 1, 1995. Interest is payable semi-annually.

The table below provides the scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters are terminated and if all of the Initial Charters are terminated on the earliest termination dates.

 Scheduled                       No initial        All initial
 payment                         charters           charters
 date                            terminated         terminated
 ----                            ----------         ----------
                                      $'000              $'000
                                      -----              -----

 April 1, 2004                         3,355              1,700
 April 1, 2005                         6,542              3,480
 April 1, 2006                         9,526              5,320
 April 1, 2007                        10,942              6,340
 April 1, 2008                        10,942              6,880
 April 1, 2009                        10,942              7,470
 April 1, 2010                        10,942              8,110
 April 1, 2011                        10,942              8,800
 April 1, 2012                        10,942              9,540
 April 1, 2013                        10,942             10,360
 April 1, 2014                        10,942             11,240
 April 1, 2015                        10,941             38,660
                                     -------            -------
                                     117,900            117,900

Item 8. Financial Statements and Supplementary Data

                                                                          Page

Report of Ernst & Young, Chartered Accountants, Independent Auditors        10

Balance Sheets as of December 31, 2003 and 2002                             11

Statements of Operations  and Retained  Earnings for the Years Ended
December 31, 2003, 2002 and 2001                                            12

Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001                                            13

Notes to Financial Statements                                               14

Report of Ernst & Young, Chartered Accountants, Independent Auditors


To the Board of Directors and Stockholder
California Petroleum Transport Corporation


We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2003 and 2002, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Ernst & Young
Chartered Accountants


Douglas, Isle of Man
April 13, 2004

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2003 and 2002

(in thousands of US$)
                                               Note      2003        2002
ASSETS
Current assets:
  Cash and cash equivalents                                  1           1
  Current portion of serial loans receivable     4      12,950      18,160
  Current portion of term loans receivable       5       3,355           -
  Interest receivable                                    2,944       3,322
  Other current assets                                      25          15
--------------------------------------------------------------------------
  Total current assets                                  19,275      21,498
Serial loans receivable, less current portion    4      10,100      22,882
Term loans receivable, less current portion      5     113,551     116,818
Deferred charges and other long-term assets    2(b)      1,164       1,420
--------------------------------------------------------------------------
  Total assets                                         144,090     162,618
==========================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest                                       2,944       3,322
  Current portion of serial mortgage notes     6,7      12,950      18,160
  Current portion of term mortgage notes       6,8       3,355           -
  Other current liabilities                                 25          15
--------------------------------------------------------------------------
  Total current liabilities                             19,274      21,497
  Serial mortgage notes, less current portion  6,7      10,270      23,220
  Term mortgage notes, less current portion    6,8     114,545     117,900
--------------------------------------------------------------------------
  Total liabilities                                    144,089     162,617
  Stockholder's equity
  Common stock, $1 par value; 1,000 shares
    authorised, issued and outstanding                       1           1
--------------------------------------------------------------------------
  Total liabilities and stockholder's equity           144,090     162,618
==========================================================================


See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation Statements of Operations and Retained Earnings for the years ended December 31, 2003, 2002 and 2001

(in thousands of US$)

                                             2003       2002         2001
Revenue
  Interest income                          12,369     13,772       15,164
  Fees reimbursed by related parties           81         36           46
--------------------------------------------------------------------------
 Net operating revenues                    12,450     13,808       15,210
--------------------------------------------------------------------------

Expenses
  General and administrative expenses         (81)       (36)         (46)
  Amortisation of debt issue costs           (256)      (256)        (256)
  Interest expense                        (12,113)   (13,516)     (14,908)
--------------------------------------------------------------------------
                                          (12,450)   (13,808)     (15,210)
--------------------------------------------------------------------------
Net income                                      -          -            -

Retained earnings, beginning of period          -          -            -
--------------------------------------------------------------------------
Retained earnings, end of period                -          -            -
==========================================================================

See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(in thousands of US$)

                                                       2003      2002      2001
Cash flows from operating activities
Net income                                                -         -         -
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortisation of deferred debt issue costs             256       256       256
  Changes in operating assets and liabilities:
  Decrease in interest receivable                       378       342       308
  Decrease (increase) on other current assets           (10)       (5)       33
  Decrease in accrued interest                         (378)     (342)     (308)
  (Decrease) increase in other current liabilities       10         5       (33)
--------------------------------------------------------------------------------
  Net cash provided by operating activities             256       256       256
--------------------------------------------------------------------------------
Cash flows from investing activities
  Collections on serial loans receivable             17,904    17,904    17,904
--------------------------------------------------------------------------------
  Net cash provided by investing activities          17,904    17,904    17,904
--------------------------------------------------------------------------------
Cash flows from financing activities
  Repayments of serial mortgage notes               (18,160)  (18,160)  (18,160)
--------------------------------------------------------------------------------
  Net cash used in financing activities             (18,160)  (18,160)  (18,160)
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                   -         -         -

Cash and cash equivalents at beginning of period          1         1         1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                1         1         1
================================================================================

Supplemental disclosure of cash flow information:
  Interest paid                                      12,492    13,858    15,213
================================================================================

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

     (c)  Reporting currency

     The reporting and functional currency is the United States dollar.

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

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In  December  2003,  the  Financial   Accounting   Standards  Board  issued
     Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51("the Interpretation"), which replaces Interpretation No. 46, issued in January 2003. The Interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This Interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the value of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities, and the results of operations of the variable interests entity in its financial statements.

     An enterprise with a variable interest in an entity to which the provisions of the original Interpretation have not been applied shall apply the provisions of the revised Interpretation as follows: a public enterprise that is not a small business issuer shall apply the Interpretation to all variable interests held (other than special-purpose entities) no later than the end of the first reporting period ending after March 15, 2004; a public enterprise that is a small business issuer shall apply the Interpretation to all variable interests held (other than special-purpose entities) no later than the end of the first reporting period ending after December 15, 2004; and a nonpublic enterprise with a variable interest in an entity that is created after December 31, 2003 shall apply the Interpretation to that entity immediately, and to all variable interests held by the beginning of the first annual reporting period beginning after December 15, 2004.

     The Company shall first apply the accounting provisions of the Interpretation effective January 1, 2005. The Company has begun to evaluate whether the Owners represent variable interest entities, and whether the Company's variable interest in the Owners would cause it to be the primary beneficiary. If this is the case, consolidation of the Owners by the Company is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

4.   SERIAL LOANS

     The principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a twelve-year period beginning nine years from April 1, 1995. The loans are reported net of the related discounts, which are amortised over the term of the loans.

6.   SERIAL LOANS AND TERM LOANS COLLATERAL

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

7.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a three-year period beginning April 1, 2004. Interest is payable semi-annually.

     The outstanding serial notes have the following characteristics:

 Maturity date                   Interest rate       Principal due
 -------------                   -------------       -------------
                                                         ($ 000's)
                                                         ---------

 April 1, 2004                           7.57%              12,950
 April 1, 2005                           7.60%               7,740
 April 1, 2006                           7.62%               2,530
                                         ----               ------
                                                            23,220

     The Serial Mortgage Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2003 and 2002, the Company was in compliance with these covenants.

8.   TERM MORTGAGE NOTES

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

Scheduled                        No initial         All initial
payment                          charters           charters
date                             terminated         terminated
----                             ----------         ----------
                                      $'000              $'000
                                      -----              -----

 April 1, 2004                        3,355              1,700
 April 1, 2005                        6,542              3,480
 April 1, 2006                        9,526              5,320
 April 1, 2007                       10,942              6,340
 April 1, 2008                       10,942              6,880
 April 1, 2009                       10,942              7,470
 April 1, 2010                       10,942              8,110
 April 1, 2011                       10,942              8,800
 April 1, 2012                       10,942              9,540
 April 1, 2013                       10,942             10,360
 April 1, 2014                       10,942             11,240
 April 1, 2015                       10,941             38,660
                                    -------            -------
                                    117,900            117,900

The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2003 and 2002, the Company was in compliance with these covenants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No  changes  were made to,  nor was there any  disagreement  with the  Company's
independent   auditors   regarding,   the  Company's   accounting  or  financial
disclosure.

Item 9a. Controls and Procedures

The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Controls

There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name                      Age              Position with the Company
----                      ---              -------------------------

Nancy D. Smith            36               Director and President
Geraldine St-Louis        28               Vice President
Louise E. Colby           55               Director and Assistant Secretary
R. Douglas Donaldson      62               Treasurer
Dimitris P.Spiliakos      26               Secretary

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

Dimitris P. Spiliakos has been the Secretary of the Company since September 2002. He is currently a corporate paralegal at the law offices of Ropes & Gray in Boston. From 1999 to 2001, he worked as a corporate paralegal at Hutchins, Wheeler & Dittmar, a law firm in Boston.

The Company's equity is neither listed nor publicly traded. The equity is held by one beneficial holder, The California Trust. The Owners obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. For the above stated reasons, the Company has not adopted a business code of ethics or appointed a financial expert.

Item 11. Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 30, 2004 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 30, 2004.

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
                   C/o JH Holdings Corporation
                   P.O. Box 4024
                   Room 4350, One International Place
                   Boston
                   MA 02101

The Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

We have engaged Ernst & Young as our principal accountant. The following table summarizes fees we have paid Ernst & Young for independent auditing, tax and related services for each of the last two fiscal years (in dollars and in thousands):

                                                2003                   2002
                                                ----                   ----

Audit fees (1)                               17,500                   17,500
Audit-related fees (2)                          n/a                      n/a
Tax fees (3)                                    n/a                      n/a
All other fees (4)                              n/a                      n/a

     1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K.

     2) Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

     3) Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

     4) All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Ernst and Young rendered no such services during the last two years.

The Company's Board of Directors has assigned responsibility for the engagement of the auditors to the Company's manager.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The  following  documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Ernst & Young, Chartered Accountants, Independent Auditors

Balance Sheets at December 31, 2003 and 2002

Statements of Operations and Retained Earnings for the Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(b)  Exhibits and Reports on Form 8-K

     (i)  Exhibits

     3.1 Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference)*

     3.2  Bylaws of California Petroleum Transport Corporation (filed as Exhibit
          3.2 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference)*

     3.3 Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.3 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference)*

     3.4 Articles of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.4 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference)*

     3.5 Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas II) Limited (filed as Exhibit 3.5 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference)*

     3.6 Articles of Association of CalPetro Tankers (Bahamas II) Limited (filed as Exhibit 3.6 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

     3.7 Certificate of Incorporation of CalPetro Tankers (IOM) Limited (filed as Exhibit 3.7 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

     3.8 Memorandum and Articles of Association of CalPetro Tankers (IOM) Limited (filed as Exhibit 3.8 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

     3.9 Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas III) Limited (filed as Exhibit 3.9 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

     3.10 Articles of Association of CalPetro Tankers (Bahamas III) Limited (filed as Exhibit 3.10 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

     4.1 Form of Serial Indenture between California Petroleum Transport Company and Chemical Trust Company of California, as Indenture Trustee (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference)

     10.1 Form of Vessel Purchase Agreement between CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, ,CalPetro Tankers
          (IOM) Limited, CalPetro Tankers (Bahamas III) Limited, and Chevron Transport Corporation (including the form of Assignment of such Vessel Purchase Agreement to California Petroleum Transport Corporation by CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas
          III) Limited) (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference)

     10.2 Form of Bareboat Charter between CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited and Chevron Transport Corporation (filed as Exhibit 10.2 to Registrant's Registration
          Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.3 Form of Assignment of Initial Charter Guarantee by CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (including the form of Collateral Assignment of such Initial Charter Guarantee to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.08 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.4 Form of Assignment of Earnings and Insurances from CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (filed as Exhibit 4.09 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.5 Form of Assignment of Initial Charter from CalPetro  Tankers  (Bahamas
          I) Limited,  CalPetro Tankers  (Bahamas II) Limited,  CalPetro Tankers
          (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (including the form of Collateral Assignment of such Initial Charter to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.10 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.6 Form of Management Agreement between P.D. Gram & Co., and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] (filed as Exhibit 4.10 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.7 Form of Assignment of Management Agreement from [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] to California Petroleum Transport Corporation (filed as Exhibit 4.11 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

    10.87 Form of Serial Loan Agreement between California Petroleum Transport Corporation and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro (Bahamas III) Limited] (filed as Exhibit 4.12 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     10.9 Form of Term Loan Agreement  between  California  Petroleum  Transport
          Corporation and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro (Bahamas III) Limited] (filed as Exhibit 4.13 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

    10.10 Form of Collateral Agreement between California Petroleum Transport Corporation, the Indenture Trustee under the Serial Indenture, the Indenture Trustee under the Term Indenture and Chemical Trust Company of California, as Collateral Trustee (filed as Exhibit 4.14 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

    10.11 Form of Issue of One Debenture From [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers
          (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] to California Petroleum Transport Corporation (filed as Exhibit 4.15 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

    10.12 Form of First  Preferred Ship Mortgage by [CalPetro  Tankers  (Bahamas
          III) Limited] [CalPetro Tankers (IOM) Limited] to California Petroleum Transport Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as
          Exhibit  4.3 to  Registrant's  Registration  Statement  on  Form  S-3,
          Commission  File  Number   33-56377,   and   incorporated   herein  by
          reference).

    10.13 Form of Bahamian Statutory Ship Mortgage and Deed of Covenants by [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] to California Petroleum Transport Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

    10.14 Form of Bermudian Statutory Ship Mortgage and Deed of Covenants by CalPetro Tankers (IOM) Limited to California Petroleum Transport
          Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

     31.1 Certification  of  Principal   Executive   Officer  pursuant  to  Rule
          13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     31.2 Certification  of  Principal   Financial   Officer  pursuant  to  Rule
          13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (ii) Reports on Form 8-K

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

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                    (Registrant)


Date  April 8, 2004                            By   /s/ Nancy D. Smith
      ------------                                      President
                                                    ------------------
                                                         (Signature)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  April 8, 2004                            By   /s/ Nancy D. Smith
      ------------                                      Director and President
                                                    --------------------------
                                                         (Signature)

Date  April 8, 2004                            By   /s/ R. Douglas Donaldson
      -------------                                      Director and Treasurer
                                                    ---------------------------
                                                            (Signature)

Exhibit 31.1

                                  CERTIFICATION

I, Nancy D Smith, certify that:

     1. I have reviewed this Form 10-K of California Petroleum Transport Corporation;

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 8, 2004

By   /s/ Nancy D. Smith
          President
     -------------------
         (Signature)

Exhibit 31.2
                                  CERTIFICATION

I, R Douglas Donaldson, certify that:

     1. I have reviewed this Form 10-K of California Petroleum Transport Corporation;

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: April 8, 2004


By   /s/ R. Douglas Donaldson
            Treasurer
     ------------------------
            (Signature)

Exhibit 32.1

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of California Petroleum Transport Corporation (the "Company") on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Nancy D Smith, Director and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: April 8, 2004

By  /s/ Nancy D. Smith
         President
    ------------------
       (Signature)

Exhibit 32.2

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of California Petroleum Transport Corporation (the "Company") on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, R Douglas Donaldson, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: April 8, 2004

By  /s/ R. Douglas Donaldson
            Treasurer
    ------------------------
            (Signature)


02089.0006 #478423