Form 10-Q
period 2004-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2004-05-06
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2004
                              --------------------------------------------------

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              --------------------------------------------------


Commission File Number:                            033-79220
                       ---------------------------------------------------------


                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     04-3232976
--------------------------------           -------------------------------------
(State or other jurisdiction                (I.R.S.Employer Identification No.)
of incorporation or organization)


     Suite 3218, One International Place, Boston, Massachusetts, 02101-2916
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 951-7690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              [X] Yes [_] No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2) of the Exchange Act)                     [_] Yes [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 30, 2004

Common, $1.00 par value............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Accountants

          Unaudited Condensed Statements of Operations and Retained Earnings - Three Month Periods Ended March 31, 2004 and 2003

          Unaudited Condensed Balance Sheets - March 31, 2004 and December 31, 2003

          Unaudited Condensed Statements of Cash Flows - Three Month Periods Ended March 31, 2004 and 2003

          Unaudited Notes to Condensed Financial Statements

Item 2    Management's   Discussion  and  Analysis  of  Financial Condition  and
          Results of Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Item 4    Controls and Procedures

Part II   Other Information

Item 1    Legal Proceedings

Item 6    Exhibits and Reports on Form 8-K

Signatures


                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the accompanying condensed balance sheet of California Petroleum Transport Corporation as of March 31, 2004, and the related condensed statements of operations and retained earnings for the three month periods ended March 31, 2004 and 2003, and the condensed statements of cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of California Petroleum Transport Corporation as at December 31, 2003, and the related statements of operations and retained earnings, and cash flows for the year then ended, not presented herein, and in our report dated April 13, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to balance sheet from which it has been derived.


Ernst & Young
Chartered Accountants
Douglas, Isle of Man

May 6, 2004

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)



                                                                  3 month period
                                                                       ended
                                                                      March 31
                                                                 2004       2003
Revenue
     Interest income                                            2,944     3,177
     Fees reimbursed by related parties                             4         5
--------------------------------------------------------------------------------
     Net operating revenues                                     2,948     3,182
--------------------------------------------------------------------------------

Expenses
     General and administrative                                    (4)       (5)
     expenses
     Amortisation of debt issue costs                             (64)      (64)
     Interest expense                                          (2,880)   (3,113)
--------------------------------------------------------------------------------
                                                               (2,948)   (3,182)
--------------------------------------------------------------------------------

Net income                                                          -         -

Retained earnings, beginning of period                              -         -
--------------------------------------------------------------------------------
Retained earnings, end of period                                    -         -
================================================================================




See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Condensed Balance Sheets (Unaudited)

(in thousands of US$)

                                                      March 31,      December
                                                          2004       31, 2003
                                                                    (See note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                1             1
     Current  portion  of serial  loans
     receivable                                          12,950        12,950
     Current portion of term loans
     receivable                                           3,355         3,355
     Interest receivable                                  5,887         2,944
     Other current assets                                    28            25
-------------------------------------------------------------------------------
     Total current assets                                22,221        19,275
Serial loans  receivable,  less current portion          10,142        10,100
Term  loans  receivable,  less  current portion         113,573       113,551
Deferred  charges  and other  long-term assets            1,100         1,164
-------------------------------------------------------------------------------
Total assets                                            147,036       144,090
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accrued interest                                     5,887         2,944
     Current portion of serial mortgage notes            12,950        12,950
     Current  portion of term  mortgage notes             3,355         3,355
     Other current liabilities                               28            25
-------------------------------------------------------------------------------
     Total current liabilities                           22,220        19,274
     Serial mortgage notes, less current portion         10,270        10,270
     Term mortgage notes,  less current portion         114,545       114,545
-------------------------------------------------------------------------------
     Total liabilities                                  147,035       144,089
     Stockholder's equity
     Common stock, $1 par value;  1,000
     shares   authorised,   issued  and outstanding           1             1
-------------------------------------------------------------------------------
Total   liabilities  and  stockholder's equity          147,036       144,090
===============================================================================


See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)

                                                       3 month period ended
                                                            March 31,
                                                          2004          2003
Cash flows from operating activities
Net income                                                    -             -
Adjustments to reconcile net income to net
cash provided by operating activities:
     Amortisation  of deferred debt issue costs              64            64
     Amortisation of issue discount on loan receivable      (64)          (64)
     Changes in operating assets and liabilities:
     Increase in interest receivable                     (2,943)       (3,177)
     (Increase) decrease in other current assets             (3)            5
     Increase in accrued interest                         2,943         3,177
     Increase (decrease) in other current liabilities         3            (5)
-------------------------------------------------------------------------------
     Net cash provided by operating activities                -             -
-------------------------------------------------------------------------------
Investing Activities
     Collections on serial loans receivable                   -             -
-------------------------------------------------------------------------------
     Net cash provided by investing activities                -             -
-------------------------------------------------------------------------------
Financing Activities
     Repayments of serial mortgage notes                      -             -
-------------------------------------------------------------------------------
     Net cash used in financing activities                    -             -
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     -             -

Cash and cash  equivalents  at  beginning of period           1             1
-------------------------------------------------------------------------------
Cash  and  cash  equivalents  at  end  of  period             1             1
===============================================================================

Supplemental disclosure of cash flow
information:
     Interest paid                                            -             -
===============================================================================


See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004
Notes to the condensed financial statements (unaudited)


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

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the
     information  and  footnotes   required  by  GAAP  for  complete   financial
     statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

7.   NEW ACCOUNTING STANDARDS

     In  December  2003,  the  Financial   Accounting   Standards  Board  issued
     Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51("the Interpretation"), which replaces Interpretation No. 46, issued in January 2003. The Interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This Interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the value of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities, and the results of operations of the variable interest entity in its financial statements.

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

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004


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

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a material current effect or that are reasonably likely to have a material future effect on our financial condition, revenues or expenses, liquidity, capital expenditures or capital reserves.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K. The Company's principal accounting policies, as well as new accounting standards, are described in Note 2 and Note 7, respectively, to the financial statements included in Item 1 of this Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at March 31, 2004 is as follows:

i)   Serial Loans

     The outstanding principal balances of the Serial Loans earn interest at rates ranging from 7.57% to 7.62% and mature over a remaining three-year period beginning April 1, 2004. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding Serial Loans have the following characteristics:

                                         Interest   Principal amount
Maturity date                            rate          ($ 000's)
-------------                            ----      ----------------

April 1, 2004                             7.57%        12,950
April 1, 2005                             7.60%         7,740
April 1, 2006                             7.62%         2,530
--------------------------------------------------------------------------------
   Total                                               23,220
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

                                               No initial           All initial
                                                charters             charters
                                               terminated           terminated
Scheduled payment date                          ($000's)            ($000's)
----------------------                          --------            --------

April 1, 2004                                    3,355               1,700
April 1, 2005                                    6,542               3,480
April 1, 2006                                    9,526               5,320
April 1, 2007                                   10,942               6,340
April 1, 2008                                   10,942               6,880
April 1, 2009                                   10,942               7,470
April 1, 2010                                   10,942               8,110
April 1, 2011                                   10,942               8,800
April 1, 2012                                   10,942               9,540
April 1, 2013                                   10,942              10,360
April 1, 2014                                   10,942              11,240
April 1, 2015                                   10,941              38,660
--------------------------------------------------------------------------------
Total                                          117,900             117,900
--------------------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.57% to 7.62% through maturity. The Notes mature over a remaining three-year period beginning April 1, 2004. Interest is payable semi-annually. The outstanding Serial Mortgage Notes have the following characteristics:

                                        Interest      Principal amount
Maturity date                           rate             ($ 000's)
-------------                           ----             ---------

April 1, 2004                           7.57%            12,950
April 1, 2005                           7.60%             7,740
April 1, 2006                           7.62%             2,530
--------------------------------------------------------------------------------
Total                                                    23,220
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

                                               No initial
                                                charters
                                               terminated           terminated
Scheduled payment date                          ($000's)            ($000's)
----------------------                          --------            --------

April 1, 2004                                    3,355               1,700
April 1, 2005                                    6,542               3,480
April 1, 2006                                    9,526               5,320
April 1, 2007                                   10,942               6,340
April 1, 2008                                   10,942               6,880
April 1, 2009                                   10,942               7,470
April 1, 2010                                   10,942               8,110
April 1, 2011                                   10,942               8,800
April 1, 2012                                   10,942               9,540
April 1, 2013                                   10,942              10,360
April 1, 2014                                   10,942              11,240
April 1, 2015                                   10,941              38,660
Total                                          117,900             117,900
   ----------------------------------------------------------------------------

(b) Qualitative information about market risk

     The Company was organized solely for the purpose of iss uing, as agent on behalf of the Owners, the Term Mortgage Notes and Seria l Mortgage Notes as obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     The Company has not filed any current reports on Form 8-K with the SEC during the current quarter of the fiscal period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                      (Registrant)


Date May 6, 2004                          By
     ---------------                           ------------------------
                                               Nancy D. Smith
                                               Director and President


Date May 6, 2004                          By
     ---------------                           ------------------------
                                               R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer

Exhibit 31.1      CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                  ------------------------------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted
          accounting   principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 6, 2004


-----------------------
Nancy D. Smith
President

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date: May 6, 2004



-----------------------
R. Douglas Donaldson
Treasurer

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004


Exhibit 32.1

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of California Petroleum Transport Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Nancy D Smith, Director and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 6, 2004


-----------------------
Nancy D. Smith
President

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2004


Exhibit 32.2

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of California Petroleum Transport Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, R Douglas Donaldson, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 6, 2004

-----------------------
R. Douglas Donaldson
Treasurer





02089.0006 #484272