Form 10-Q
period 2004-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2004-08-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004
                               -------------------------------------------------
Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              --------------------------------------------------

Commission File Number:                       033-79220
                       ---------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            04-3232976
----------------------------------          ------------------------------------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
 of incorporation or organization)

Suite 3218, One International Place, Boston, Massachusetts         02101-2916
----------------------------------------------------------      ----------------
(Address of principal executive offices)                           (Zip Code)


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

Number of shares outstanding of each class of Registrant's Common Stock as of July 28, 2004

Common, $1.00 par value ...........................................1,000 shares

Index

Part I Financial Information

Item 1 Financial Statements

       Review Report of Independent Registered Public Accounting Firm

       Unaudited Condensed Statements of Operations and Retained Earnings - Three and Six Month Periods Ended June 30, 2004 and 2003

       Unaudited Condensed Balance Sheets - June 30, 2004 and December 31, 2003

       Unaudited Condensed Statements of Cash Flows - Six Month Periods Ended June 30, 2004 and 2003

       Unaudited Notes to Condensed Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Item 4 Controls and Procedures

Part II Other Information

Item 6 Exhibits and Reports on Form 8-K

Signatures


                        Omitted items are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the condensed balance sheet of California Petroleum Transport Corporation as of June 30, 2004, and the related condensed statements of operations and retained earnings for the three and six month periods ended June 30, 2004 and 2003, and the condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet of California Petroleum Transport Corporation as of December 31, 2003, and the related statements of operations, retained earnings, and cash flows for the year then ended not presented herein; and in our report dated April 13, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young
-------------------
Ernst & Young
Chartered Accountants
Douglas, Isle of Man

13 August 2004

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)




                                                              3 month period ended            6 month period ended
                                                                   June 30                         June 30
                                                                  2004          2003          2004           2003
Revenue
        Interest income                                            2,651        3,001          5,595          6,178
        Fees reimbursed by related parties                            32           51             36             56
---------------------------------------------------------------------------------------------------------------------
        Net operating revenues                                     2,683        3,052         5,631           6,234
---------------------------------------------------------------------------------------------------------------------

Expenses
        General and administrative expenses                          (32)         (51)           (36)           (56)
        Amortization of debt issue costs                             (64)         (64)          (128)          (128)
        Interest expense                                          (2,587)      (2,937)        (5,467)        (6,050)
---------------------------------------------------------------------------------------------------------------------
                                                                  (2,683)      (3,052)        (5,631)        (6,234)
---------------------------------------------------------------------------------------------------------------------

Net income                                                             -            -              -              -

Retained earnings, beginning of period                                 -            -              -              -
---------------------------------------------------------------------------------------------------------------------

Retained earnings, end of period                                       -            -              -              -
=====================================================================================================================



See notes to the condensed financial statements (unaudited)


California Petroleum Transport Corporation
Condensed Balance Sheets (Unaudited)

(in thousands of US$)

                                                                 June 30,        December 31, 2003
                                                                  2004              (See note 1)
                                                                  ----              ------------
ASSETS

Current assets:
    Cash and cash equivalents                                         1                   1
    Current portion of serial loans receivable                    7,740              12,950
    Current portion of term loans receivable                      6,542               3,355
    Interest receivable                                           2,635               2,944
    Other current assets                                             46                  25
--------------------------------------------------------------------------------------------

    Total current assets                                         16,964              19,275
Serial loans receivable, less current portion                     2,444              10,100
Term loans receivable, less current portion                     107,053             113,551
Deferred charges and other long-term assets                       1,036               1,164
--------------------------------------------------------------------------------------------
Total assets                                                    127,497             144,090
============================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accrued interest                                              2,635               2,944
    Current portion of serial mortgage notes                      7,740              12,950
    Current portion of term mortgage notes                        6,542               3,355
    Other current liabilities                                        46                  25
--------------------------------------------------------------------------------------------
    Total current liabilities                                    16,963              19,274
    Serial mortgage notes, less current portion                   2,530              10,270
    Term mortgage notes, less current portion                   108,003             114,545
--------------------------------------------------------------------------------------------
    Total liabilities                                           127,496             144,089
    Stockholder's equity
    Common   stock,   $1  par  value;   1,000  shares                 1                   1
    authorized, issued and outstanding
--------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                      127,497             144,090
============================================================================================



See notes to the condensed financial statements (unaudited)


California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)


                                                                         6 month period ended June 30,
                                                                          2004                2003

Cash flows from operating activities
Net income                                                                     -                   -
Adjustments to reconcile net income to net cash provided by
operating activities:
        Amortization of deferred debt issue costs                            128                 128
        Amortization of issue discount on loan receivable                   (128)               (128)
        Changes in operating assets and liabilities:
        Decrease in interest receivable                                      309                 411
        (Increase) decrease in other current assets                          (21)                  1
        Decrease in accrued interest                                        (309)               (411)
        Increase (decrease) in other current liabilities                      21                  (1)
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              -                   -
----------------------------------------------------------------------------------------------------
Investing Activities
        Collections on serial and term loans receivable                   16,305              18,160
---------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                         16,305              18,160
---------------------------------------------------------------------------------------------------

Financing Activities
        Repayments of serial and term mortgage notes                     (16,305)            (18,160)
---------------------------------------------------------------------------------------------------
        Net cash used in financing activities                            (16,305)            (18,160)
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                      -                   -
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               1                   1
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     1                   1
====================================================================================================

Supplemental disclosure of cash flow information:
        Interest paid                                                      5,904               6,589
====================================================================================================


See notes to the condensed financial statements (unaudited)

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

     The Company's only source of funds with respect to the Notes are the payments of principal and interest on the loans to the Owners. The Company does not have any other source of capital for payment of the Notes.

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

3.   SERIAL LOANS

     The principal balances of the Serial Loans earn interest at rates ranging from 7.60% to 7.62% and mature over a remaining two-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining eleven-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL MORTGAGE NOTES

     The Serial Mortgage Notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The Notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually.

6.   TERM MORTGAGE NOTES

     The Term Mortgages Notes bear interest at a rate of 8.52% per annum. Principal is repayable on the Term Mortgage Notes over a remaining eleven-year period beginning April 1, 2005. Interest is payable semi-annually.

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

     Off-balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current effect or that are reasonably likely to have a material future effect on our financial condition, revenues or expenses, liquidity, capital expenditures or capital reserves.

     Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K..

     New Accounting Standards

     New accounting standards are disclosed in Note 7 to the financial statements included in Item 1 of this Form 10-Q.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at June 30, 2004 is as follows:

     i)   Serial Loans

     The outstanding principal balances of the Serial Loans earn interest at rates ranging from 7.60% to 7.62% and mature over a remaining two-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding Serial Loans have the following characteristics:

                                                              Principal amount
     Maturity date                        Interest rate           ($ 000's)
     -------------                        -------------           ---------

     April 1, 2005                              7.60%              7,740
     April 1, 2006                              7.62%              2,530
     Total                                                        10,270

ii)  Term Loans

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining eleven-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortized over the term of the loans.

     The table below provides the remaining final principal payments on the Term Loans if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.


                                                No initial      All initial
                                                charters        charters
                                              terminated        terminated
     Scheduled payment date                      ($000's)          ($000's)
     ----------------------                      --------          --------

     April 1, 2005                                 6,542            3,480
     April 1, 2006                                 9,526            5,320
     April 1, 2007                                10,942            6,340
     April 1, 2008                                10,942            6,880
     April 1, 2009                                10,942            7,470
     April 1, 2010                                10,942            8,110
     April 1, 2011                                10,942            8,800
     April 1, 2012                                10,942            9,540
     April 1, 2013                                10,942           10,360
     April 1, 2014                                10,942           11,240
     April 1, 2015                                10,941           38,660
     --------------------------------------------------------------------
     Total                                       114,545          116,200
     --------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The Notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually. The outstanding Serial Mortgage Notes have the following characteristics:

                                                               Principal amount
     Maturity date                              Interest rate        ($ 000's)
     -------------                              -------------        ---------

     April 1, 2005                                    7.60%               7,740
     April 1, 2006                                    7.62%               2,530
     Total                                                               10,270

iv)  Term Mortgage Notes

     The  Term  Mortgage  Notes  bear  interest  at a rate of 8.52%  per  annum.
     Principal is repayable on the Term Mortgage Notes over a remaining eleven-year period beginning April 1, 2005. Interest is payable semi-annually.

     The table below provides the remaining scheduled sinking fund redemption amounts and final principal payments on the Term Mortgage Notes if none of the Initial Charters is terminated and if all of the Initial Charters are terminated on the earliest termination dates.

     Scheduled payment date                    No initial       All initial
                                                 charters         charters
                                               terminated        terminated
                                                 ($000's)          ($000's)

     April 1, 2005                                  6,542            3,480
     April 1, 2006                                  9,526            5,320
     April 1, 2007                                 10,942            6,340
     April 1, 2008                                 10,942            6,880
     April 1, 2009                                 10,942            7,470
     April 1, 2010                                 10,942            8,110
     April 1, 2011                                 10,942            8,800
     April 1, 2012                                 10,942            9,540
     April 1, 2013                                 10,942           10,360
     April 1, 2014                                 10,942           11,240
     April 1, 2015                                 10,941           38,660
     ---------------------------------------------------------------------
     Total                                        114,545          116,200
     ---------------------------------------------------------------------

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

     The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the second quarter of 2004.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit           31.1* Certification  of Principal   Executive Officer
                           pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

         Exhibit 31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

         Exhibit 32.1** Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2** Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as a dopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         -----------
         * Filed herewith.
         **Furnished herewith.

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

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                       (Registrant)


Date: August 11, 2004                   By:  /s/ Nancy D. Smith
    -----------------------------        ---------------------------------
                                                    Nancy D. Smith
                                                 Director and President



Date:  August 12, 2004                 By:  /s/ R. Douglas Donaldson
    -----------------------------        ---------------------------------
                                                   R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer



02089.0006 #505825