Form 10-Q
period 2004-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2004-11-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2004
                              --------------------------------------------------
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              --------------------------------------------------

Commission File Number:                  033-79220
                       ---------------------------------------------------------

                  California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   04-3232976
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

Suite 3218, One International Place, Boston, Massachusetts        02110-2624
----------------------------------------------------------     -----------------
(Address of principal executive offices)                          (Zip Code)

                                 (617) 951-7690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

Number of shares outstanding of each class of Registrant's Common Stock as of October 26, 2004

Common, $1.00 par value............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2004

Index

Part I    Financial Information

Item 1    Financial Statements

          Review Report of Independent Registered Public Accounting Firm

          Unaudited Condensed Statements of Operations and Retained Earnings - Three and Nine Month Periods Ended September 30, 2004 and 2003

          Unaudited Condensed Balance Sheets - September 30, 2004 and December 31, 2003

          Unaudited Condensed Statements of Cash Flows - Nine Month Periods Ended September 30, 2004 and 2003

          Unaudited Notes to Condensed Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Item 4    Controls and Procedures

Part II   Other Information



Item 6    Exhibits and Reports on Form 8-K

Signatures


                        Omitted items are not applicable

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Review Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF CALIFORNIA PETROLEUM TRANSPORT CORPORATION

We have reviewed the condensed balance sheet of California Petroleum Transport Corporation as of September 30, 2004, and the related condensed statements of operations and retained earnings for the three and nine month periods ended September 30, 2004 and 2003, and the condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

November 12 , 2004

California Petroleum Transport Corporation
Condensed Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)


                                             3 month period     9 month period
                                                ended                ended
                                             September 30         September 30
                                             2004      2003     2004       2003
Revenue
     Interest income                        2,635    2,976      8,230     9,154
     Fees reimbursed by related parties         7       11         43        67
--------------------------------------------------------------------------------
     Net operating revenues                 2,642    2,987     8,273      9,221
--------------------------------------------------------------------------------

Expenses
     General     and     administrative       (7)     (11)      (43)       (67)
     expenses
     Amortization of debt issue costs        (64)     (64)     (192)      (192)
     Interest expense                     (2,571)  (2,912)   (8,038)    (8,962)
--------------------------------------------------------------------------------
                                          (2,642)  (2,987)   (8,273)    (9,221)
--------------------------------------------------------------------------------
Net income                                      -        -        -           -

Retained earnings, beginning of period          -        -        -           -
--------------------------------------------------------------------------------
Retained earnings, end of period                -        -        -           -
================================================================================

See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Condensed Balance Sheets (Unaudited)

(in thousands of US$)


                                                    September 30    December 31,
                                                         2004          2003
                                                                  (See note 1)
ASSETS
Current assets:
     Cash and cash equivalents                                1             1
     Current  portion  of serial  loans                   7,740        12,950
     receivable
     Current portion of term loans                        6,542         3,355
     receivable
     Interest receivable                                  5,270         2,944
     Other current assets                                    17            25
-------------------------------------------------------------------------------
     Total current assets                                19,570        19,275
Serial loans  receivable,  less current                   2,486        10,100
portion
Term  loans  receivable,  less  current                 107,075       113,551
portion
Deferred  charges  and other  long-term                     972         1,164
assets
-------------------------------------------------------------------------------
Total assets                                            130,103       144,090
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accrued interest                                     5,270         2,944
     Current    portion    of    serial                   7,740        12,950
     mortgage notes
     Current  portion of term  mortgage                   6,542         3,355
     notes
     Other current liabilities                               17            25
-------------------------------------------------------------------------------
     Total current liabilities                           19,569        19,274
     Serial   mortgage   notes,    less                   2,530        10,270
     current portion
     Term mortgage notes,  less current                 108,003       114,545
     portion
-------------------------------------------------------------------------------
     Total liabilities                                  130,102       144,089
     Stockholder's equity
     Common stock, $1 par value;  1,000                       1             1
     shares   authorized,   issued  and
     outstanding
-------------------------------------------------------------------------------
Total   liabilities  and  stockholder's                 130,103       144,090
equity
===============================================================================

See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Condensed Statements of Cash Flows
(Unaudited)
(in thousands of US$)

                                                       9 month period ended
                                                          September 30,
                                                        2004          2003
Cash flows from operating activities
Net income                                                  -             -
Adjustments to reconcile net income
to net cash provided by operating
activities:
     Amortization  of deferred debt issue                 192           192
     costs
     Amortization of issue discount on
     loan receivable                                     (192)         (192)
     Changes in operating assets and
     liabilities:
     Decrease (increase) in interest                   (2,326)       (2,565)
     receivable
     (Increase) decrease in other                           8            (2)
     current assets
     (Decrease) increase in accrued                      2,326         2,565
     interest
     Increase (decrease) in other                          (8)            2
     current liabilities
-------------------------------------------------------------------------------
     Net cash provided by operating                          -             -
     activities
-------------------------------------------------------------------------------
Investing Activities
     Collections   on  serial   and  term               16,305        18,160
     loans receivable
-------------------------------------------------------------------------------
     Net cash provided by investing                     16,305        18,160
     activities
-------------------------------------------------------------------------------
Financing Activities
     Repayments of serial and term                     (16,305)      (18,160)
     mortgage notes
-------------------------------------------------------------------------------
     Net cash used in financing                        (16,305)      (18,160)
     activities
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    -             -

Cash and cash  equivalents  at  beginning                    1             1
of period
-------------------------------------------------------------------------------
Cash  and  cash  equivalents  at  end  of                    1             1
period
===============================================================================

Supplemental disclosure of cash flow
information:
     Interest paid                                       5,904         6,589
===============================================================================

See notes to the condensed financial statements (unaudited)

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2004
Notes to the condensed financial statements (unaudited)



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

     The Company has completed its evaluation of whether the Owners represent variable interest entities, and whether the Company's variable interest in the Owners would cause it to be the primary beneficiary. It has been concluded that the Owners represent variable interest entities as they have insufficient total equity at risk to independently finance its activities. However, the Company is not the primary beneficiary as it is not obligated to absorb any losses arising from the Owners and therefore will not consolidate the results of the Owners.

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

     Quantitative information about market risk instruments at September 30, 2004 is as follows:

i)   Serial Loans

     The outstanding principal balances of the Serial Loans earn interest at rates ranging from 7.60% to 7.62% and mature over a remaining two-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortised over the term of the loans.

     The outstanding Serial Loans have the following characteristics:


   Maturity date                               Interest rate   Principal amount
                                                                   ($ 000's)

   April 1, 2005                                   7.60%             7,740
   April 1, 2006                                   7.62%             2,530
   -----------------------------------------------------------------------------
   Total                                                            10,270
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


   Scheduled payment date                               No initial  All initial
                                                          charters    charters
                                                         terminated  terminated
                                                          ($000's)    ($000's)

   April 1, 2005                                            6,542       3,480
   April 1, 2006                                            9,526       5,320
   April 1, 2007                                           10,942       6,340
   April 1, 2008                                           10,942       6,880
   April 1, 2009                                           10,942       7,470
   April 1, 2010                                           10,942       8,110
   April 1, 2011                                           10,942       8,800
   April 1, 2012                                           10,942       9,540
   April 1, 2013                                           10,942      10,360
   April 1, 2014                                           10,942      11,240
   April 1, 2015                                           10,941      38,660
   ----------------------------------------------------------------------------
   Total                                                  114,545     116,200
   ----------------------------------------------------------------------------

iii) Serial Mortgage Notes

     The Serial Mortgage Notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The Notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually. The outstanding Serial Mortgage Notes have the following characteristics:

   Maturity date                                  Interest rate Principal amount
                                                                     ($ 000's)

   April 1, 2005                                        7.60%         7,740
   April 1, 2006                                        7.62%         2,530
   -----------------------------------------------------------------------------
   Total                                                             10,270
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



   Scheduled payment date                               No initial   All initial
                                                          charters    charters

                                                         terminated  terminated
                                                           ($000's)    ($000's)

   April 1, 2005                                            6,542       3,480
   April 1, 2006                                            9,526       5,320
   April 1, 2007                                           10,942       6,340
   April 1, 2008                                           10,942       6,880
   April 1, 2009                                           10,942       7,470
   April 1, 2010                                           10,942       8,110
   April 1, 2011                                           10,942       8,800
   April 1, 2012                                           10,942       9,540
   April 1, 2013                                           10,942      10,360
   April 1, 2014                                           10,942      11,240
   April 1, 2015                                           10,941      38,660
   ----------------------------------------------------------------------------
   Total                                                  114,545     116,200
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

     The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the third quarter of 2004.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

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


                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                      (Registrant)


Date      November 10, 2004               By        /s/ Nancy D Smith
      ---------------------------             ----------------------------------
                                                        Nancy D. Smith
                                                   Director and President



Date      November 10, 2004               By     /s/ R Douglas Donaldson
      ----------------------------           -----------------------------------
                                                     R. Douglas Donaldson
                                                  Treasurer and Principal
                                                  Financial Officer