Form 10-K
period 2004-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2005-04-06
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                 December 31, 2004
                          ------------------------------------------------------

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


                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                      04-3232976
         --------                                      ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


     Suite 3218, One International Place, Boston, Massachusetts, 02110-2624
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (617) 951-7690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                                   Name of each exchange
   Title of each class                              on which registered
          None                                        Not applicable
-----------------------                           -----------------------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    [_] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant' most recently completed second fiscal
quarter.                     None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2005. 1,000 shares of Common Stock, $1 par value


DOCUMENTS INCORPORATED BY REFERENCE:                 None

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.     Business.......................................................   1
Item 2.     Properties.....................................................   7
Item 3.     Legal Proceedings..............................................   7
Item 4.     Submission of Matters to a Vote of Security Holders............   7

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities..............   8
Item 6.     Selected Financial Data........................................   8
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   8
Item 7(A).  Quantitative and Qualitative Disclosures about Market Risk.....  10
Item 8.     Financial Statements and Supplementary Data....................  13
Item 9.     Changes in and Disagreements with Accountants on Accounting
            And Financial Disclosure.......................................  23
Item 9(A).  Controls and Procedures........................................  23
Item 9 (B). Other Information..............................................  23

PART III
Item 10.    Directors and Executive Officers of the Registrant.............  24
Item 11.    Executive Compensation.........................................  24
Item 12.    Security Ownership of Certain Beneficial Owners
            And Management.................................................  25
Item 13.    Certain Relationships and Related Transactions.................  25
Item 14.    Principal Accountants Fees and Services........................  25

PART IV
Item 15.    Exhibits and Financial Statement Schedules.....................  27
Signatures ................................................................  31

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

California Petroleum Transport Corporation (the "Company") desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "plan," "potential," "will," "may," "should" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC's petroleum production levels and world wide oil consumption and storage, changes in the Company's operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 1. Business

The Company

California Petroleum Transport Corporation, ("California Petroleum"), was incorporated in Delaware in 1995. California Petroleum is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), term mortgage notes and serial mortgage notes (together the "Notes") as obligations of California Petroleum and loaning the proceeds of the sale to the Owners, by means of term loan and serial loans, to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below in Item 2 from Chevron Transport Corporation, or Chevron. All the shares of California Petroleum are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

Information about revenues, profits and total assets is provided in the financial statements included in this report.

California Petroleum has no employees.

The Owners

Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("CalPetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") was organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels. Each of the foregoing companies is also referred to in this document as an "Owner". Each Owner will only engage in the business of the ownership and chartering of its Vessel and activities resulting from or incidental to such ownership and chartering. Each Owner is an ultimate wholly-owned subsidiary of Frontline Ltd ("Frontline"), a publicly listed Bermuda company. None of the Owners is owned by or is an affiliate of California Petroleum and neither of California Petroleum nor any Owner is owned by or is an affiliate of Chevron.

The Charters

Each Vessel is currently chartered to Chevron under charters dated as of the date of the original issuance of the Notes (collectively, the "Charters") and which are due to expire on April 1, 2015. Under the Charters, Chevron can elect to terminate the Charter on any of four ( in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel) termination dates occurring at two-year intervals beginning in 2003, 2004, 2005 or 2006 as the case may be. Non-binding notice of Chevron's intention to exercise the first option to terminate must be given at least 12 months prior to the termination date and irrevocable notice must be given at least nine months prior to the first optional termination date. For subsequent optional termination dates, notice of Chevron's intention to terminate must be given seven months prior to the termination date. Chevron is required to pay each Owner a termination payment (the "Termination Payment") on or prior to the termination date as follows:

(In millions of $)

Optional               Cygnus     Altair      Sirius      Virgo
Termination Date       Voyager    Voyager     Voyager     Voyager
----------------       -------    -------     -------     -------

April 1, 2005          12.26                   10.93
April 1, 2006                      11.11                    5.05
April 1, 2007          11.12                    9.91
April 1, 2008                      10.03                    4.57
April 1, 2009           9.97                    8.89
April 1, 2010                       8.94                    4.08
April 1, 2011                                   7.88

On March 28, 2005, CalPetro Bahamas III received non-binding notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager effective April 1, 2006. Chevron is required to provide irrevocable notice of its exercise of the termination option not later than July 1, 2005.

The International Tanker Market

The market for international seaborne crude oil transportation services is highly fragmented and competitive. Seaborne crude oil transportation services generally are provided by two main types of operators: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. In addition, several owners and operators pool their vessels together on an ongoing basis, and such pools are available to customers to the same extent as independently owned and operated fleets. Many major oil companies and other oil trading companies, the primary charterers of the vessels owned or controlled by the Owners, also operate their own vessels and use such vessels not only to transport their own crude oil but also to transport crude oil for third party charterers in direct competition with independent owners and operators in the tanker charter market. Competition for charters is intense and is based upon price, location, size, age, condition and acceptability of the vessel and its manager. Competition is also affected by the availability of other size vessels to compete in the trades in which the Owners engage.

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

2004 was a good year for the tanker market as freight rates increased dramatically compared to 2003, mainly due to limited fleet growth and strong growth in the demand for oil, and implicitly for oil tankers.

According to IEA, world oil demand grew by 2.65 million barrels per day (mb/d) compared to 2003 with the total world demand ending up at 82.44 mb/d. The main driver for this growth was the strong economic growth in China and the USA resulting in record import levels.

The world supply of oil increased with 3.39 mb/d from 2003 to a total of 83.03 mb/d in 2004. The rapid economic growth in China led to a large growth in imports of oil into China during the year. In addition, hurricane Ivan which hit the US Gulf led to the shut down of oil production in the area which had to be replaced by additional imports. This resulted in strong demand for VLCCs, and a very healthy market for most of the year. The continuing unrest in Iraq kept the output from that country to about 1.9 mb/d. compared with a pre-war level of approximately 2.2 mb/d. However, the shortfall in production from Iraq was replaced by increased production in the rest of the OPEC countries.

The size of the world suezmax fleet increased by 5 percent in 2004 from 295 vessels to 310. A total of 11 suezmaxes were scrapped and 26 were delivered. The total order book for suezmaxes was at 76 at the end of the year, of which 30 were ordered during the year. The total order books for Suezmaxes was at 24.51 percent of the existing fleet.

The outlook for the tanker market for the remainder of 2005 is positive since it seems that the continued growth in oil consumption will ensure a positive demand situation for tankers. The freight forward market for 2005 is now at $38,500 per day for Suezmax tankers.

Risk Factors

California Petroleum's capitalisation is nominal and it has no source of income other than payments to it by the Owners who are foreign corporations as described above. As a result, it is exposed to risk factors affecting the Owners. The following is a summary of some of the risks which may adversely affect the business, financial condition or results of operations of California Petroleum. It is not considered possible to quantify possible losses to California Petroleum that may arise due to exposure to these risk factors.

The cyclical nature of the tanker industry may lead to volatile changes in charter rates, which may adversely affect the earnings of the Owners

The Vessels are currently operated under the Charters to Chevron. The Charters each have a term expiring on April 1, 2015, subject to Chevron having an option to terminate the Charters at earlier dates as discussed above. The Owner of the single hull vessel received non-binding notice of Chevron's intention to exercise its first termination option effective April 1, 2006. Chevron is required to provide irrevocable notice of its exercise of the termination option no later than July 1, 2005.

If the tanker industry, which has been cyclical, is depressed in the future when the Charters expire or are terminated, the earnings and available cash flow of the Owners may decrease. The Owners ability to recharter the Vessels on the expiration or termination of the current Charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. The Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to California Petroleum on the serial and term loans. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Because the Owners' Charters may be terminated, they may incur additional expenses and not be able to recharter the Vessels profitably

Chevron can elect to terminate the Charter on any of four ( in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel) termination dates occurring at two-year intervals beginning in 2003, 2004, 2005 or 2006 as the case may be. Non-binding notice of Chevron's intention to exercise the first option to terminate must be given at least 12 months prior to the termination date and irrevocable notice must be given at least nine months prior to the first optional termination date. For subsequent optional termination dates, notice of Chevron's intention to terminate must be given seven months prior to the termination date. On March 28, 2005, CalPetro Bahamas III received non-binding notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager.

We cannot predict at this time any of the factors that Chevron will consider in deciding whether to exercise any of its remaining termination options under the Charters. It is likely, however, that Chevron would consider a variety of factors, which may include whether a vessel is surplus or suitable to Chevron's requirements and whether competitive charterhire rates are available in the open market at that time.

In the event Chevron does terminate any of the Charters, it is required under the terms of the Charter to make a termination payment to the relevant vessel owner. The amount of the termination payment is not expected to be sufficient to cover the Owners' obligations to California Petroleum under the Notes. If Chevron terminates the Charter, the Owners will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the Notes. We cannot assure you that the Owner will be able to meet these obligations upon a termination of a charter. Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market (which is subject to greater fluctuation than the time charter market). Any replacement charter may bring the Owners lower charter rates and would likely require them to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the serial and term loans due to California Petroleum. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

The Owners operate in the highly competitive international tanker market which could affect their position at the end of the current Charters or if Chevron terminates the Charters earlier

The operation of tanker vessels and transportation of crude and petroleum products is an extremely competitive business. Competition arises primarily from other tanker owners, including major oil companies as well as independent tanker companies, some of whom have substantially greater resources than the Owners. Competition for the transportation of oil and oil products can be intense and depends on price, location, size, age, condition and the acceptability of the tanker and its operators to the charterers. During the term of the existing Charters with Chevron, the Owners are not exposed to the risk associated with this competition. At the end of the current Charters or in the event that Chevron terminates any charter at any of the optional termination dates, the Owners will have to compete with other tanker owners, including major oil companies as well as independent tanker companies for charters. Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets, which could result in the Owners achieving lower revenues from their Suezmax oil tankers which will reduce the amounts available, if any, to pay the principal and interest on the serial and term loans due to California Petroleum. Should the Owners default on payment of interest and principal due to California Petroleum, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Compliance with environmental laws or regulations may adversely affect the Owners earnings and financial conditions at the end of the existing Charters or if Chevron terminates the Charters prior to that time

Regulations in the various states and other jurisdictions in which the Vessels trade affect the business of the Owners. Extensive and changing environmental laws and other regulations, compliance with which may entail significant expenses, including expenses for ship modifications and changes in operating procedures, affect the operation of the Vessels. Although Chevron is responsible for all operational matters and bears all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners' business operations at any time after the expiration or termination of the Charters or in the event Chevron fails to make a necessary payment.

An acceleration of the current prohibition to trade deadlines for non-double hull tankers could adversely affect the Owners operations

One of the Vessels is a non-double hull tanker. The United States, the European Union and the International Maritime Organization, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates, which range from 2010 to 2015. The sinking of the single hull m.t. Prestige offshore in Spain in November 2002 has led to proposals by the European Union and the IMO to accelerate the prohibition to trade of all non-double hull tankers, with certain limited exceptions. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. This proposed amendment will take effect in April 2005 unless objected to by a sufficient number of states. We do not know whether the non-double hull vessel will be subject to this accelerated phase-out, but this change could result in the Vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner's ability to generate income which will affect the Owner's ability to service its debt to the Company.

The Owners may not have adequate insurance in the event existing charters are terminated

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labour strikes. In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. Under the Charters, Chevron bears all risks associated with the operation of the Vessels including the total loss of the Vessels. However, we cannot assure holders of the Notes that the Owners will adequately insure against all risks at the end of the Charters or in the event the Charters are terminated. The Owners may not be able to obtain adequate insurance coverage at reasonable rates for the Vessels in the future and the insurers may not pay particular claims.

The Owners are highly dependent on Chevron and ChevronTexaco Corporation

The Owners are highly dependent on the due performance by Chevron of its obligations under the Charters and by its guarantor, ChevronTexaco Corporation, of its obligations under its guarantee. A failure by Chevron or ChevronTexaco Corporation to perform their obligations could result in the inability of the Owners to service the serial and term loans. If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

The Owners  may not be able to pay down their debt in the future

The Owners currently must dedicate a large portion of our cash flow from operations to satisfy their debt service obligations to California Petroleum. Their ability to pay interest on, and other amounts due in respect of, the serial and term loans will depend on their future operating performance, prevailing economic conditions and financial, business and other factors, many of which are beyond their control. There can be no assurance that their cash flow and capital resources will be sufficient for payment of their indebtedness in the future. If the Owners are unable to service their indebtedness or obtain additional financing, as needed, this could have a material adverse effect on the holders of the Notes.

Governments could requisition the Vessels during a period of war or emergency, resulting in a loss of earnings

A government could requisition for title or seize the Vessels. Requisition for title occurs when a government takes control of a vessel and becomes her owner. Also, a government could requisition the Vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of the Vessels would negatively impact the revenues of the Owners and therefore impact their ability to service the debt due to California Petroleum.

The Notes may not be as liquid as other securities with established trading markets, which may affect the value of the Notes and your ability to trade them

The Notes are not listed on any national securities exchange or traded on the NASDAQ National Market and have no established trading market. Consequently, the Notes could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar notes and warrants, and our financial performance. The placement agents for the Notes currently make a market for the Notes, but are not obligated to do so and may discontinue their market making activity at any time. In addition, their market making activity is subject to the limits imposed by the Securities Act and the Exchange Act. We cannot assure you that an active trading market exists for the Notes or that any market for the Notes will be liquid.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, the Company files reports and other information with the Securities and Exchange Commission. These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling 1 800 SEC-0330, and you may obtain copies at prescribed rates from the Public Reference Section of the Commission at its principal office in Washington, D.C. 20549. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at the Company's principal executive offices at Suite 3218, One International Place, Boston, Massachusetts, 02110-2624 or at the offices of the Company's manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

Item 2. Properties

California Petroleum has no property. The serial and term loans granted to the Owners are collateralised by first preferred mortgages over the property of the Owners as outlined below. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel in 1995. Other than the Vessels described below, the Owners have no property.

                                                                   Approximate
Vessel             Construction     Registration  Delivery Date       dwt.
------             ------------     ------------  -------------    -----------
Cygnus Voyager(1)   Double-hull      Bahamas       March 1993       150,000
Altair Voyager(2)   Double-hull      Bahamas       August 1993      130,000
Sirius Voyager(3)   Double-hull      Bahamas       October 1994     150,000
Virgo Voyager(4)    Single-hull      Bahamas       February 1992    150,000

----------
(1)  ex Samuel Ginn
(2)  ex Condoleeza Rice
(3)  ex Chevron Mariner
(4)  ex William E. Crain

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) There is no established trading market for the Common Stock of the Registrant.

(b) Asof March 31, 2005, with respect to the Common Stock, there was one (1) holder of record of the Registrant's Common Stock.

Item 6. Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2004, 2003 and 2002, and the balance sheet data as at December 31, 2004 and 2003 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2001 and 2000 and the selected balance sheet data as at December 31, 2002, 2001 and 2000 have been derived from audited financial statements of the Company not included herein.

                                                                 Year ended December 31,
($'000s except per share data)               2004            2003             2002            2001             2000
------------------------------               ----            ----             ----            ----             ----
Total operating revenues                   10,922          12,450           13,808          15,210           16,538
Net income                                      -               -                -               -                -
Net income per share                            -               -                -               -                -
Dividends per share                             -               -                -               -                -
Total assets                              127,483         144,090          162,618         181,115          199,616
Long term liabilities                     110,533         124,815          141,120         159,280          177,440
Cash dividends declared per share               -               -                -               -                -

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2004 and 2003.

($'000s)                         First     Second     Third    Fourth
                                Quarter    Quarter   Quarter   Quarter
                                -------    -------   -------   -------
2004
Net operating revenues            2,948     2,683     2,642    2,649
Expenses                          2,948     2,683     2,642    2,649
Net income                            -         -         -        -
2003
Net operating revenues            3,246     3,116     3,051    3,037
Expenses                          3,246     3,116     3,051    3,037
Net income                            -         -         -        -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

California Petroleum

California Petroleum was organised to issue, as agent on behalf of the Owners, the Notes and subsequently loan the proceeds of the sale to the Owners.
California Petroleum's only sources of funds with respect to the Notes are receipts of principal and interest on the related loans receivable from each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by California Petroleum are billed to the Owners. The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Operations and Retained Earnings included herein.

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to Chevron under bareboat charters which are expected to provide

a) charter-hire payments which California Petroleum and the Owners expect will be sufficient to pay, so long as the Charters are in effect:
          i. the Owners' obligations under the loans for acquiring the Vessels,
          ii.  management fees and technical advisor's fees,
          iii. recurring fees and taxes, and
          iv. any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners;

b) termination payments sufficient to make sinking fund and interest payments on the term mortgage notes, to the extent allocable to the Vessel for which the related Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered; and

c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Charters; and to arrange for vessel management and remarketing services to be available in case any Charter is terminated by Chevron or any Vessel is for any other reason returned to the possession and use of the Owners.

On March 28, 2005, CalPetro Bahamas III received non-binding notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager.As of March 31, 2005, notice had not been received from Chevron regarding the termination of the remaining three Charters.

Liquidity and Capital Resources

California Petroleum is a passive entity, and its activities are limited to collecting cash from the Owners and making repayments on the Notes. California Petroleum has no source of liquidity and no capital resources other than the cash receipts attributable to the serial and term loans.

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

Adoption of this standard has not had a material effect on the results of California Petroleum.

Tabular disclosure of contractual obligations

As at December 31, 2004, California Petroleum had the following contractual obligations and commitments:

                             Payments due by period

                               Less than    1-3      3-5     More than
(in $'000)                      1 year     years    years     5 years   Total
----------                      ------     -----    -----     -------   -----
Serial Mortgage Notes
(7.60 to 7.62%)                    7,740    2,530         -         -    10,270
Term Mortgage Notes (8.52%)        6,542   20,468    21,884    65,651   114,545
                                 -------  -------   -------   -------  --------
Total contractual obligations     14,282   22,998    21,884    65,651   124,815

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

None of the instruments issued by California Petroleum are for trading purposes. California Petroleum is exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about the instruments as at December 31, 2004 is as follows:

Serial Loans

The principal balances of the serial loans made to the Owners earn interest at rates ranging from 7.60% to 7.62% and mature over a remaining two-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The outstanding serial loans have the following characteristics:

 Maturity date                  Interest rate        Principal due
                                                       ($ 000's)
 April 1, 2005                      7.60%                 7,740
 April 1, 2006                      7.62%                 2,530
                                 --------              --------
                                                         10,270
                                                       =========

The outstanding amount of serial loans as at December 31, 2004 was $10,270,000.

Term Loans

The principal balances of the term loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining eleven-year period beginning April 1, 2005. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The table below provides the final principal payments on the term loans if none of the Charters is terminated and if all of the Charters are terminated on the earliest termination dates.

                                     No initial        All initial
                                      charters           charters
Scheduled payment date               terminated         terminated
                                        $'000              $'000

 April 1, 2005                          6,542              6,542
 April 1, 2006                          9,526              6,517
 April 1, 2007                         10,942              5,880
 April 1, 2008                         10,942              6,380
 April 1, 2009                         10,942              6,930
 April 1, 2010                         10,942              7,510
 April 1, 2011                         10,942              8,160
 April 1, 2012                         10,942              8,840
 April 1, 2013                         10,942              9,600
 April 1, 2014                         10,942             10,420
 April 1, 2015                         10,941             37,766
                                      -------            -------
                                      114,545            114,545
                                      =======            =======

The outstanding amount of term loans at December 31, 2004 was $114,545,000.

Serial Mortgage Notes

The serial mortgage notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The Notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually.

The outstanding serial notes have the following characteristics:

 Maturity date                            Interest rate       Principal due
                                                                ($ 000's)
 April 1, 2005                             7.60%                  7,740
 April 1, 2006                             7.62%                  2,530
                                                                 -------
                                                                 10,270
                                                                 =======

Term Mortgage Notes

The term mortgage notes bear interest at a rate of 8.52% per annum. The principal is repayable on the term mortgage notes in accordance with a remaining eleven-year sinking fund schedule beginning April 1, 2005. Interest is payable semi-annually.

The table below provides the scheduled sinking fund redemption amounts and final principal payments on the term mortgage notes if none of the Initial Charters are terminated and if all of the Initial Charters are terminated on the earliest termination dates.

                                    No initial        All initial
                                     charters           charters
                                    terminated         terminated
                                        $'000              $'000

 April 1, 2005                          6,542              6,542
 April 1, 2006                          9,526              6,517
 April 1, 2007                         10,942              5,880
 April 1, 2008                         10,942              6,380
 April 1, 2009                         10,942              6,930
 April 1, 2010                         10,942              7,510
 April 1, 2011                         10,942              8,160
 April 1, 2012                         10,942              8,840
 April 1, 2013                         10,942              9,600
 April 1, 2014                         10,942             10,420
 April 1, 2015                         10,941             37,766
                                      -------            -------
                                      114,545            114,545
                                      =======            =======

Item 8. Financial Statements and Supplementary Data                        Page

Report of Registered Public Accounting Firm                                  14
Report of Independent Registered Public Accounting Firm                      15
Balance Sheets as of December 31, 2004 and 2003                              16
Statements of Operations and Retained  Earnings for the Years
Ended December 31, 2004,  2003 and 2002                                      17
Statements of Cash Flows for the Years Ended December 31, 2004,              18
  2003 and 2002 Notes to Financial Statements                                19

Report of Registered Public Accounting Firm


To the Board of Directors
California Petroleum Transport Corporation


We have audited the accompanying balance sheet of California Petroleum Transport Corporation, as of December 31, 2004 and the related statement of operations and retained earnings, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP



New York, New York
February 16, 2005 (except for Note 11, as to which the date is March 28, 2005)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
California Petroleum Transport Corporation


We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2003, and the related statements of operations and retained earnings, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Ernst & Young
Chartered Accountants



Douglas, Isle of Man
April 13, 2004

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2004 and 2003

(in thousands of US$)
                                                 Note      2004        2003
ASSETS
Current assets:
  Cash and cash equivalents                                    1           1
  Current portion of serial loans receivable       4       7,740      12,950
  Current portion of term loans receivable         5       6,542       3,355
  Interest receivable                                      2,635       2,944
  Other current assets                                        32          25
--------------------------------------------------------------------------------
  Total current assets                                    16,950      19,275
Serial loans receivable, less current portion      4       2,528      10,100
Term loans receivable, less current portion        5     107,097     113,551
Deferred charges and other long-term assets        7         908       1,164
--------------------------------------------------------------------------------
Total assets                                             127,483     144,090
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued interest                                         2,635       2,944
  Current portion of serial mortgage notes         8       7,740      12,950
  Current portion of term mortgage notes           8       6,542       3,355
  Other current liabilities                                   32          25
--------------------------------------------------------------------------------
  Total current liabilities                               16,949      19,274
  Serial mortgage notes, less current portion      8       2,530      10,270
  Term mortgage notes, less current portion        8     108,003     114,545
--------------------------------------------------------------------------------
Total liabilities                                        127,482     144,089
  Stockholder's equity
  Common stock, $1 par value; 1,000 shares
   authorised, issued and outstanding                         1           1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity               127,483     144,090
================================================================================


See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2004, 2003 and 2002
(in thousands of US$)


                                              2004        2003         2002
Revenue
  Interest income                             10,865      12,369      13,772
  Expenses reimbursed                             57          81          36
--------------------------------------------------------------------------------
Total operating revenues                      10,922      12,450      13,808
--------------------------------------------------------------------------------

Expenses
  General and administrative expenses            (57)        (81)        (36)
  Amortisation of debt issue costs              (256)       (256)       (256)
  Interest expense                           (10,609)    (12,113)    (13,516)
--------------------------------------------------------------------------------
                                             (10,922)    (12,450)    (13,808)
--------------------------------------------------------------------------------

Net income                                         -           -           -

Retained earnings, beginning of period             -           -           -
--------------------------------------------------------------------------------
Retained earnings, end of period                   -           -           -
================================================================================

See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (in thousands of US$)

                                                        2004    2003     2002
Cash flows from operating activities
Net income                                                 -        -        -
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortisation of deferred debt issue costs              256      256      256
  Changes in operating assets and liabilities:
  Decrease in interest receivable                        309      378      342
  Decrease (increase) on other current assets             (7)     (10)      (5)
  Decrease in accrued interest                          (309)    (378)    (342)
  (Decrease) increase in other current liabilities         7       10        5
--------------------------------------------------------------------------------
  Net cash provided by operating activities              256      256      256
--------------------------------------------------------------------------------
Cash flows from investing activities
  Collections on loans receivable                     16,049   17,904   17,904
--------------------------------------------------------------------------------
  Net cash provided by investing activities           16,049   17,904   17,904
--------------------------------------------------------------------------------
Cash flows from financing activities
  Repayments of mortgage notes                       (16,305) (18,160) (18,160)
--------------------------------------------------------------------------------
  Net cash used in financing activities              (16,305) (18,160) (18,160)
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                             -        -

Cash and cash equivalents at beginning of period           1        1        1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 1        1        1
================================================================================

Supplemental disclosure of cash flow information:
  Interest paid                                       11,173   12,492   13,858
================================================================================

See accompanying Notes to Financial Statements

California Petroleum Transport Corporation
Notes to Financial Statements

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that has been organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, "the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans ("Serial Loans") and term loans ("Term Loans"), to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation (the "Chevron").

     The Owners have chartered the Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations under the loans from the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided it give the Owner non-binding notice of its intention at least 12 months prior to such termination and make a termination payment. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron, including termination payments. The Owners do not have any other source of capital for payment of the loans.

     The Company's only source of funds with respect to the Notes is the payment of the principal and interest on the loans by the Owners. The Company does not have any other source of capital for payment of the Notes.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

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

     (e)  Use of estimates

     The preparation of financial statements in accordance with US GAAP requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Adoption of this standard has not had a material effect on the results of the Company.

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

6.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JP Morgan Chase (formerly Chemical Trust Company of California) as the collateral trustee. The Charters and Chevron Guarantees (where the obligations of Chevron are guaranteed by ChevronTexaco Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The Capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

7.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

     (in thousands of $)                                  2004           2003

     Debt arrangement fees                               3,400           3,400
     Accumulated amortisation                           (2,492)         (2,236)
------------------------------------------------------------------------------
                                                           908           1,164
]=============================================================================

8.   DEBT

     (in thousands of $)                                                 2004

     Serial Mortgage Notes (7.60% to 7.62%) maturing                    10,270
     through 2006  8.52% Term Mortgage Notes due 2015                  114,545
--------------------------------------------------------------------------------
     Total debt                                                        124,815
     Less: short-term portion                                          (14,282)
--------------------------------------------------------------------------------
                                                                       110,533
================================================================================

     The outstanding debt as of December 31, 2004 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2005                                                               14,282
     2006                                                               12,056
     2007                                                               10,942
     2008                                                               10,942
     2009                                                               10,942
     2010 and later                                                     65,651
--------------------------------------------------------------------------------
     Total debt                                                        124,815
================================================================================

     The serial mortgage notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The serial mortgage notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually. The serial mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2004 and 2003, the Company was in compliance with these covenants.

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining eleven-year sinking fund schedule beginning April 1, 2005. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2004 and 2003, the Company was in compliance with these covenants.

     As of December 31, 2004, the effective interest rate for the Notes of the Company was 8.44%.

     The term mortgage notes are subject to redemption through operation of the mandatory sinking fund on April 1 of each year, commencing on April 1, 2004, to and including April 1, 2014, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of term mortgage notes being redeemed, together with interest accrued to the date fixed for redemption. If a Charter is terminated, the scheduled mandatory sinking fund payments on the term mortgage notes will be revised so that the allocated principal amount of the term mortgage notes for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

     The table below provides the revised scheduled sinking fund redemption amounts and final principal payments on the term mortgage notes following termination of the related charters on each of the optional termination dates.

(in thousands of $)
Scheduled       Charter           Charter      Charter      Charter      Charter       Charter      Charter      Charter
payment           not            terminated   terminated   terminated   terminated    terminated   terminated   terminated
date           terminated           2005         2006         2007         2008          2009         2010         2011
----           ----------           ----         ----         ----         ----          ----         ----         ----
2005                 6,542         3,355        3,187        3,355        3,187         3,355        3,187            -
2006                 9,526         3,330        3,187        6,339        3,187         6,339        3,187        2,984
2007                10,942         3,610        2,270        6,339        4,603         6,339        4,603        2,984
2008                10,942         3,920        2,460        3,390        4,603         6,339        4,603        2,984
2009                10,942         4,260        2,670        3,680        2,180         6,339        4,603        2,984
2010 and later      65,651        48,274       34,022       43,646       30,036        38,038       27,613       17,906
-----------------------------------------------------------------------------------------------------------------------
                   114,545        66,749       47,796       66,749       47,796        66,749       47,796       29,842
=======================================================================================================================

9. SHARE CAPITAL

                                                               2004       2003
     Authorised and issued share capital:
       1,000 shares of $1.00 each                               1,000    1,000
     Fully paid share capital:
      NIL                                                           -        -

10.  FINANCIAL INSTRUMENTS

     Fair values

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                                             2004            2004                 2003              2003
                                                          Fair Value      Carrying Value       Fair Value       Carrying Value
                                                          ----------      --------------       ----------       --------------
     Non-Derivatives:
     Cash and cash equivalents                                    1             1                      1                1
     Serial Mortgage Notes (7.60% to 7.62%) maturing         10,448        10,270                 24,224           23,220
     through 2006 8.52% Term Mortgage Notes due 2015        131,297       114,545                131,839          117,900

     The methods and assumptions used in estimating the fair values of financial instruments are as follows:

     The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

     The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available

     Concentrations of risk
     The Company's only source of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the loans from the Company are from charterhire payments from Chevron, investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

11.  SUBSEQUENT EVENTS

     On March 28, 2005, CalPetro Bahamas III received non-binding notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 26, 2005, the Directors of the Company determined to engage Grant Thornton LLP, New York, New York as the Company's Certifying Accountant effective for the year ended December 31, 2004. Grant Thornton replaced Ernst & Young who declined to stand for re-election. The change reflects the decision by Independent Tankers Corporation to prepare consolidated group accounts with Grant Thornton as the group's certifying accountant. The Company was set up as to act as an agent to issue certain notes on behalf of four subsidiaries of Independent Tankers Corporation.

The reports of Ernst & Young on the Company's financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the years ended December 31, 2003 and 2002 and in the subsequent interim period, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

Item 9a. Controls and Procedures

The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Controls

There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2004.

Item 9b.    Other Information

             Not  Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have any employees. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name                        Age              Position with the Company

Nancy I. DePasquale         37               Director and President
Geraldine St-Louis          29               Vice President
Louise E. Colby             56               Director and Assistant Secretary
R. Douglas Donaldson        63               Treasurer
Blake W. Grosch             24               Secretary

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Nancy I. DePasquale has been a Director and the President of California Petroleum since 1994. She joined JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions in 1993 as its President and is currently the Vice President of JH Management Corporation. From 1991 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

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

Blake W. Grosch has been the Secretary of the Company since June 2004.He is currently a corporate paralegal at the law offices of Ropes & Gray in Boston. From January 2003 to June 2004, he worked as a real estate paralegal for Sheldon
M. Drucker, Esq., in Boston.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 31, 2005 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 31, 2005.

                              Beneficial Ownership

                   Name and
 Class of          address of                             Number      Percent
 Shares            Beneficial Owners                      of Shares   of Class
 ------            -----------------                      ---------   --------

 Ordinary Shares   The California Trust                   1,000       100%
                   C/o JH Holdings Corporation
                   Room 3218, One International Place
                   Boston
                   MA 02110-2624

The Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

Item 14. Principal Accountant Fees and Services

We have engaged Grant Thornton as our principal accountant. The following table summarizes fees we have paid Grant Thornton for independent auditing, tax and related services for each of the last two fiscal years:

                                                               2004     2003
Audit fees (1)                                               15,000      nil
Audit-related fees (2)                                          n/a      n/a
Tax fees (3)                                                    n/a      n/a
All other fees (4)                                              n/a      n/a

(1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or
(iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K.

(2) Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting. Grant Thornton rendered no such services during the last two years.

(3) Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. Grant Thornton rendered no such services during the last two years.

(4) All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Grant Thornton rendered no such services during the last two years.

The Company's Board of Directors has assigned responsibility for the engagement of the auditors to the Company's manager.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The  following  documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2004 and 2003

Statements of Operations and Retained Earnings for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(b) Exhibits

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

                                     California Petroleum Transport Corporation
                                     ------------------------------------------
                                                      (Registrant)


Date  April 6, 2005                     By  /s/ Nancy I. DePasquale
      -------------                         -----------------------
                                                Nancy I. DePasquale
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  April 6, 2005                     By  /s/ Nancy I. DePasquale
      -------------                         -----------------------
                                                Nancy I. DePasquale
                                               Director and President


Date   April 6, 2005                    By  /s/ R. Douglas Donaldson
       -------------                        ------------------------
                                                R. Douglas Donaldson
                                                      Treasurer

02089.0006 #560659