Form 10-Q
period 2005-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2005-05-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 2005
                              --------------------------------------------------
Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              --------------------------------------------------

Commission File Number:                            033-79220
                       ---------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      04-3232976
-------------------------------------      -------------------------------------
(State or other jurisdiction                (I.R.S.Employer Identification No.)
 of incorporation  or organization)

Suite 3218, One International Place, Boston, Massachusetts        02110-2624
-----------------------------------------------------------   ------------------
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

Number of shares outstanding of each class of Registrant's Common Stock as of May 13, 2005

Common, $1.00 par value ............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2005

Index

Part I         Financial Information

Item 1         Financial Statements

               Unaudited Statements of Operations and Retained Earnings - Three Month Periods Ended March 31, 2005 and 2004

               Unaudited Balance Sheets - March 31, 2005 and December 31, 2004

               Unaudited Statements of Cash Flows - Three Month Periods Ended March 31, 2005 and 2004

               Unaudited Notes to the Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures about Market Risk

Item 4         Controls and Procedures

Part II        Other Information


Item 6         Exhibits

Signatures


                        Omitted items are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings
(Unaudited)
(in thousands of US$)

                                                           3 month period ended
                                                                  March 31
                                                            2005          2004

Revenue
     Interest income                                        2,635         2,944
     Fees reimbursed by related parties                         8             4
--------------------------------------------------------------------------------
     Net operating revenues                                 2,643         2,948
--------------------------------------------------------------------------------

Expenses
     General and administrative expenses                       (8)           (4)
     Amortization of debt issue costs                         (64)          (64)
     Interest expense                                      (2,571)       (2,880)

--------------------------------------------------------------------------------
                                                           (2,643)       (2,948)
--------------------------------------------------------------------------------
Net income                                                     --            --

Retained earnings, beginning of period                         --            --
--------------------------------------------------------------------------------
Retained earnings, end of period                               --            --
================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Balance Sheets (Unaudited)

(in thousands of US$)

                                                        March 31,   December 31,
                                                          2005          2004

ASSETS
Current assets:
     Cash and cash equivalents                                1                1
     Current portion of serial loans receivable           7,740            7,740
     Current portion of term loans receivable             6,542            6,542
     Interest receivable                                  5,270            2,635
     Other current assets                                     8               32
--------------------------------------------------------------------------------
     Total current assets                                19,561           16,950
Serial loans receivable, less current portion             2,570            2,528
Term loans receivable, less current portion             107,119          107,097
Deferred charges and other long-term assets                 844              908
--------------------------------------------------------------------------------
Total assets                                            130,094          127,483
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accrued interest                                     5,270            2,635
     Current portion of serial mortgage notes             7,740            7,740
     Current portion of term mortgage notes               6,542            6,542
     Other current liabilities                                8               32
--------------------------------------------------------------------------------
     Total current liabilities                           19,560           16,949
     Serial mortgage notes, less current portion          2,530            2,530
     Term mortgage notes, less current portion          108,003          108,003
--------------------------------------------------------------------------------
     Total liabilities                                  130,093          127,482
     Stockholder's equity
     Common stock, $1 par value; 1,000
     shares authorized, issued and
     outstanding                                              1                1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity              130,094          127,483
================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Statements of Cash Flows
(Unaudited)
(in thousands of US$)

                                                            3 month period ended
                                                                  March 31,
                                                               2005       2004
Cash flows from operating activities
Net income                                                        --         --
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortisation of deferred debt issue costs                    64         64
     Amortisation of issue discount on loan receivable           (64)       (64)
     Changes in operating assets and liabilities:
     Increase in interest receivable                          (2,635)    (2,943)
     Increase on other current assets                            (23)        (3)
     Increase in accrued interest                              2,635      2,943
     Decrease in other current liabilities                        23          3
--------------------------------------------------------------------------------
     Net cash provided by operating activities                    --         --
--------------------------------------------------------------------------------
Cash flows from investing activities
       Collections on loans receivable                            --         --
--------------------------------------------------------------------------------
     Net cash provided by investing activities                    --         --
--------------------------------------------------------------------------------
Cash flows from financing activities
     Repayments of mortgage notes                                 --         --
--------------------------------------------------------------------------------
     Net cash used in financing activities                        --         --
--------------------------------------------------------------------------------
Net change in cash and cash equivalents

Cash and cash equivalents at beginning of period                   1          1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         1          1
================================================================================

Supplemental disclosure of cash flow information:
     Interest paid                                                --         --
================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2005

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

     The Owners have chartered the Vessels to Chevron Transport Corporation under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations under the loans from the Company. Chevron Transport Corporation can terminate a charter at specified dates prior to the expiration of the charter, provided it notify the Owner at least 12 months prior to such termination and make a Termination Payment. Refer to
     Note 8. for subsequent events. The Owners' only source of funds with respect to the loans from the Company is payments from Chevron Transport Corporation, including Termination Payments. The Owners do not have any other source of capital for payment of the loans.

     The Company's only source of funds with respect to the Notes are the payments of principal and interest on the loans to the Owners. The Company does not have any other source of capital for payment of the Notes.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron Transport Corporation.

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

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the
     information  and  footnotes   required  by  GAAP  for  complete   financial
     statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

6.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

         (in thousands of $)                March 31, 2005   December 31, 2004
          Debt arrangement fees                       3,400               3,400
          Accumulated amortisation                   (2,556)             (2,492)
     ---------------------------------------------------------------------------
                                                        844                 908
     ===========================================================================

7.   NEW ACCOUNTING STANDARDS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 - Revised, Share-Based Payment ("SFAS 123R"). SFAS 123R revises SFAS 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25 Accounting for Stock issued to Employees ("APB 25") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R adopts a similar approach to SFAS 123 and sets forth criteria that must be met in order for an award to fall under the scope of the Standard. SFAS 123R requires companies to fair value its stock based compensation awards and cease using the intrinsic value method off accounting allowed under APB 25. SFAS 123R is effective for public companies for interim or annual reporting periods ending after June 15, 2005 and applies to awards that are granted, modified or settled after the effective date. As discussed in more detail in Note 22, the Company did not grant any options in 2004 and 2003 and all option plans expired in 2004..

     In December 2004, the FASB issued Statement of Financial Accounting Standards 153 Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). APB Opinion No. 29 Accounting for Nonmonetary Transactions ("APB 29") provides that accounting for nonmonetary transactions should be measured based on the fair value of the assets exchanged but allows certain exceptions to this principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that don't have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. As such, adoption of SFAS 153 will not have an effect on the Company's results.

8.   SUBSEQUENT EVENTS

On March 28, 2005, CalPetro Bahamas III received non-binding notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager. Subsequently, on April 21, 2005 Bahamas III received irrevocable notice from Chevron to terminate the bareboat charter for Virgo Voyager on April 1, 2006. On April 28, 2005 a Form 8-K Current Report was filed stating this change. Frontline Ltd, as the appointed manager to the Owner, will attempt to arrange for an acceptable replacement charter.

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

Results of Operations

The net change in interest income and interest expense over the three month period ended March 31, 2005 and March 31, 2004 decreased by the same amount representing interest received on Term and Serial Loans and interest paid on Term and Serial Notes. There were no other changes on the statements of operations and retained earnings.

Financial Condition

Interest payable and interest receivable over the period ended March 31, 2005 increased and decreased by the same amount due interest accrued on Term and Serial Loans and Term and Serial Notes for the three months. Other current liabilities and other current assets decreased by the same amounts representing the payment and reimbursement by the Owners of administrative expenses during the quarter. As detailed in Note 6., deferred charges were amortised for the three month period. There were no other changes on the balance sheet for the three month period ended March 31, 2005.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Form 10-K.

New Accounting Standards

New accounting standards are disclosed in Note 7 to the financial statements included in Item 1 of this Form 10-Q.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Quantitative information about market risk

     Quantitative information about market risk instruments at March 31, 2005 is as follows:

     (in thousands of $)
     Serial Mortgage Notes (7.60% to 7.62%) maturing through 2006        10,270
     8.52% Term Mortgage Notes due 2015                                 114,545
     ---------------------------------------------------------------------------
     Total debt                                                         124,815
     Less: short-term portion                                           (14,282)
     ---------------------------------------------------------------------------
                                                                        110,533
     ===========================================================================

     The outstanding debt as of March 31, 2005 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2005                                                                 14,282
     2006                                                                 12,056
     2007                                                                 10,942
     2008                                                                 10,942
     2009                                                                 10,942
     2010 and later                                                       65,651
     ---------------------------------------------------------------------------
     Total debt                                                          124,815
     ===========================================================================

     The serial mortgage notes bear interest at rates ranging from 7.60% to 7.62% through maturity. The serial mortgage notes mature over a remaining two-year period beginning April 1, 2005. Interest is payable semi-annually. The serial mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2005 the Company was in compliance with these covenants.

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining eleven-year sinking fund schedule beginning April 1, 2005. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2005, the Company was in compliance with these covenants.

     As of March 31, 2005, the effective interest rate for the Notes of the Company was 8.44%.

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

(in thousands of $)
Scheduled      Charter         Charter      Charter      Charter      Charter      Charter      Charter      Charter
payment        not          terminated   terminated   terminated   terminated   terminated   terminated   terminated
date           terminated         2005         2006         2007         2008         2009         2010         2011
2005                6,542        3,355        3,187        3,355        3,187        3,355        3,187           --
2006                9,526        3,330        3,187        6,339        3,187        6,339        3,187        2,984
2007               10,942        3,610        2,270        6,339        4,603        6,339        4,603        2,984
2008               10,942        3,920        2,460        3,390        4,603        6,339        4,603        2,984
2009               10,942        4,260        2,670        3,680        2,180        6,339        4,603        2,984
2010 and later     65,651       48,274       34,022       43,646       30,036       38,038       27,613       17,906
                  -------       ------       ------       ------       ------       ------       ------       ------
                  114,545       66,749       47,796       66,749       47,796       66,749       47,796       29,842
                  =======       ======       ======       ======       ======       ======       ======       ======

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

     The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the first quarter of 2005.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

         Exhibit 31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

         Exhibit 31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

         Exhibit 32.1** Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2** Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         ---------------
         * Filed herewith.
         **Furnished herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                      (Registrant)


Date May 16, 2005                          By /s/ Nancy I. DePasquale
     ------------------                       ---------------------------
                                              Nancy I. DePasquale
                                              Director and President



Date May 16, 2005                          By /s/ Nancy I. DePasquale
     ------------------                       ---------------------------
                                              R. Douglas Donaldson
                                              Treasurer and Principal
                                              Financial Officer


02089.0006 #570417