Form 10-Q
period 2005-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2005-08-15
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to ----------------------------

Commission File Number:            033-79220
                        --------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                    04-3232976
---------------------------------------------               ---------------
(State or other jurisdiction of incorporation               (I.R.S.Employer
                   or organization)                          Identification No.)

Suite 3218, One International Place, Boston, Massachusetts      02101-2916
----------------------------------------------------------      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2) of the Exchange Act)                       |_| Yes |X| No

Number of shares outstanding of each class of Registrant's Common Stock as of July 22, 2005

Common, $1.00 par value ............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2005

Index

Part I    Financial Information

Item 1    Financial Statements

          Unaudited Statements of Operations and Retained Earnings - Three and Six Month Periods Ended June 30, 2005 and 2004

          Unaudited Balance Sheets - June 30, 2005 and December 31, 2004

          Unaudited Statements of Cash Flows - Six Month Periods Ended June 30, 2005 and 2004

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

                        Omitted items are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings (Unaudited)

(in thousands of US$)
                                            3 month period ended      6 month period ended
                                                   June 30                  June 30
                                             2005          2004        2005          2004
Revenue
   Interest income                           2,395         2,651       5,030         5,595
   Fees reimbursed by related parties            3            32          11            36
------------------------------------------------------------------------------------------
   Net operating revenues                    2,398         2,683       5,041         5,631
------------------------------------------------------------------------------------------

Expenses
   General and administrative expenses          (3)          (32)        (11)          (36)
   Amortization of debt issue costs             18           (64)        (46)         (128)
   Interest expense                         (2,413)       (2,587)     (4,984)       (5,467)

------------------------------------------------------------------------------------------
                                            (2,398)       (2,683)     (5,041)       (5,631)
------------------------------------------------------------------------------------------
Net income                                      --            --          --            --

Retained earnings, beginning of period          --            --          --            --
------------------------------------------------------------------------------------------
Retained earnings, end of period                --            --          --            --
==========================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Balance Sheets (Unaudited)

(in thousands of US$)

                                                        June 30,    December 31,
                                                            2005            2004
ASSETS
Current assets:
   Cash and cash equivalents                                   1               1
   Current portion of serial loans receivable              2,530           7,740
   Current portion of term loans receivable                9,526           6,542
   Interest receivable                                     2,349           2,635
   Other current assets                                       11              32
--------------------------------------------------------------------------------
   Total current assets                                   14,417          16,950
Serial loans receivable, less current portion                 --           2,528
Term loans receivable, less current portion               97,615         107,097
Deferred charges and other long-term assets                  862             908
--------------------------------------------------------------------------------
Total assets                                             112,894         127,483
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accrued interest                                        2,349           2,635
   Current portion of serial mortgage notes                2,530           7,740
   Current portion of term mortgage notes                  9,526           6,542
   Other current liabilities                                  11              32
--------------------------------------------------------------------------------
   Total current liabilities                              14,416          16,949
   Serial mortgage notes, less current portion                --           2,530
   Term mortgage notes, less current portion              98,477         108,003
--------------------------------------------------------------------------------
   Total liabilities                                     112,893         127,482
   Stockholder's equity
   Common stock, $1 par value; 1,000 shares
   authorized, issued and outstanding                          1               1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity               112,894         127,483
================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Statements of Cash Flows (Unaudited)

(in thousands of US$)

                                                            6 month period ended
                                                                  June 30,
                                                             2005          2004
Cash flows from operating activities
Net income                                                     --            --
Adjustments to reconcile net income to net cash
provided by operating activities:
   Amortization of deferred debt issue costs                   46           128
   Amortization of issue discount on loan receivable          (46)         (128)
   Changes in operating assets and liabilities:
   Decrease in interest receivable                            286           309
   Decrease (increase)  in other current assets                21           (21)
   Decrease in accrued interest                              (286)         (309)
   Increase (decrease) in other current liabilities           (21)           21
--------------------------------------------------------------------------------
   Net cash provided by operating activities                   --            --
--------------------------------------------------------------------------------
Investing Activities
   Collections on serial and term loans receivable         14,282        16,305
--------------------------------------------------------------------------------
   Net cash provided by investing activities               14,282        16,305
--------------------------------------------------------------------------------
Financing Activities
   Repayments of serial and term mortgage notes           (14,282)      (16,305)
--------------------------------------------------------------------------------
   Net cash used in financing activities                  (14,282)      (16,305)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      --            --

Cash and cash equivalents at beginning of period                1             1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      1             1
================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                            5,270         5,904
================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2005

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

     The Owners have chartered the Vessels to the Initial Charterer under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations under the loans from the Company. Chevron Transport Corporation can terminate a charter at specified dates prior to the expiration of the charter, provided it notify the Owner at least 12 months prior to such termination and make a Termination Payment. Refer to Note 7. for subsequent events. The Owners' only source of funds with respect to the loans from the Company is payments from Chevron Transport Corporation, including Termination Payments. The Owners do not have any other source of capital for payment of the loans.

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

     Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The principal accounting policies used in the preparation of these financial statements are set out below.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

3.   SERIAL LOANS

     The principal balances of the Serial Loans earn interest at 7.62% and mature on April 1, 2006. The loans are reported net of the related discounts, which are amortized over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortized over the term of the loans.

5.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralized by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JP Morgan Chase (formerly Chemical Trust Company of California) as the collateral trustee. The Charters and Chevron Guarantees (where the obligations of Chevron are guaranteed by ChevronTexaco Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The Capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

6.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

          (in thousands of $)                 June 30, 2005    December 31, 2004
          Debt arrangement fees                       3,400               3,400
          Accumulated amortization                   (2,538)             (2,492)
     ---------------------------------------------------------------------------
                                                        862                 908
     ===========================================================================

7.   CANCELLATION OF BAREBOAT CHARTER

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

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2005

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

Results of Operations

The net change in interest income and interest expense decreased by the same amount over the three month period ended June 30, 2005 and June 30, 2004 and the six month period ending June 30, 2005 compared to June 30, 2004. This represents interest received on Term and Serial Loans and interest paid on Term and Serial Notes. Interest income and expense decrease every year along with the balance on the Loans and Notes. Interest income and expense for the three month period June 30, 2005 compared to 2004 and the six month period ended June 30, 2005 compared to 2004 amounts were similar as interest is paid and received semi-annually on April and October 1 each year. Amortization of debt issue costs has decreased in the three month period ended June 30, 2005 compared to 2004 and the six month period ended June 30, 2005 compared to 2004 as the debt issue costs relating to the Serial Loans have been fully amortized.

Financial Condition

Current and long-term portions of serial loans and notes have decreased at June 30, 2005 as a payment was made and received on April 1, 2005 with the last payment and receipt to follow on April 1, 2006. Current and long-term portions of term loans and notes have decreased at June 30, 2005 as a payment was made and received on April 1, 2005. Accordingly, accrued interest and interest receivable over the period ended June 30, 2005 decreased by the same amount as the balance of the notes and loans decreased. Other current liabilities and other current assets decreased by the same amounts representing the payment and reimbursement by the Owners of administrative expenses during the period. As detailed in Note 6., deferred charges were amortized for the six month period. There were no other changes on the balance sheet for the six month period ended June 30, 2005.

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

New Accounting Standards

There were no new accounting standards that would have an impact on the Company's results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at June 30, 2005 is as follows:

     (in thousands of $)
     7.62% Serial Mortgage Notes                                          2,530
     8.52% Term Mortgage Notes due 2015                                 108,003
     ---------------------------------------------------------------------------
     Total debt                                                         110,533
     Less: short-term portion                                           (12,056)
     ---------------------------------------------------------------------------
                                                                         98,477
     ===========================================================================

     The outstanding debt as of June 30, 2005 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2006                                                                 12,056
     2007                                                                 10,942
     2008                                                                 10,942
     2009                                                                 10,942
     2010 and later                                                       65,651
     ---------------------------------------------------------------------------
     Total debt                                                          110,533
     ===========================================================================

     The serial mortgage notes bear interest at 7.62% and mature on April 1, 2006. Interest is payable semi-annually. The serial mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30, 2005 the Company was in compliance with these covenants.

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining eleven-year sinking fund schedule beginning April 1, 2005. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30, 2005, the Company was in compliance with these covenants.

     As of June 30, 2005, the effective interest rate for the Notes of the Company was 8.50%.

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

     (in thousands of dollars)

     Scheduled      Charter      Charter      Charter      Charter      Charter      Charter      Charter
       payment          not   terminated   terminated   terminated   terminated   terminated   terminated
          date   terminated         2006         2007         2008         2009         2010         2011
     2006             9,526        3,187        6,339        3,187        6,339        3,187        2,984
     2007            10,942        2,270        6,339        3,187        6,339        3,187        2,984
     2008            10,942        2,460        3,390        3,187        6,339        3,187        2,984
     2009            10,942        2,670        3,680        1,690        6,339        3,187        2,984
     2010            10,942        2,900        3,990        1,830        3,240        3,187        2,984
     ----------------------------------------------------------------------------------------------------
     2011 and
     later           54,709       31,122       39,656       18,784       34,798       15,930       14,922
     ----------------------------------------------------------------------------------------------------
                    108,003       44,609       63,394       31,865       63,394       31,865       29,842
     ====================================================================================================

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

     The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the second quarter of 2005.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,as amended

     Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,as amended

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.   Reports on Form 8-K

     The Company has not filed any current reports on Form 8-K with the SEC during the current quarter of the fiscal period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      California Petroleum Transport Corporation
                                    --------------------------------------------
                                                     (Registrant)


Date August 12, 2005                   By   /s/ Nancy D. Smith
     ---------------------------       -----------------------------------------
                                           Nancy D. Smith
                                       Director and President


Date August 12, 2005                   By      /s/ R Douglas Donaldson
     ---------------------------       -----------------------------------------
                                                 R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer

02089.0006 #594060