Form 10-K
period 2005-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2006-04-13
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2005

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number             033-79220

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     04-3232976
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organisation)

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

          Title of each class                    Name of each exchange
                                                  on which registered
                 None                               Not applicable
------------------------------------      --------------------------------------

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               [_] Yes [X] No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                           [_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant' most recently completed second fiscal quarter.

                                                                            None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2006.

                                      1,000 shares of Common Stock, $1 par value

DOCUMENTS INCORPORATED BY REFERENCE: None

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.      Business.......................................................   1
Item 1A.     Risk Factors...................................................   4
Item 1B.     Unresolved Staff Comments......................................   7
Item 2.      Properties.....................................................   7
Item 3.      Legal Proceedings..............................................   7
Item 4.      Submission of Matters to a Vote of Security Holders............   7

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities..............   7
Item 6.      Selected Financial Data........................................   8
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................   8
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....   9
Item 8.      Financial Statements and Supplementary Data....................  11
Item 9.      Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure.......................................  20
Item 9A.     Controls and Procedures........................................  20
Item 9B.     Other Information..............................................  21

PART III
Item 10.     Directors and Executive Officers of the Registrant.............  21
Item 11.     Executive Compensation.........................................  22
Item 12.     Security Ownership of Certain Beneficial Owners And Management
             and Related Stockholder Matters................................  22
Item 13.     Certain Relationships and Related Transactions.................  22
Item 14.     Principal Accountants Fees and Services........................  22

PART IV
Item 15.     Exhibits and Financial Statement Schedules.....................  23
Signatures                                                                    27

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

Item 1. Business

The Company

California Petroleum Transport Corporation, (the "Company") was incorporated in Delaware in 1995. We are a special purpose corporation organised solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), term mortgage notes and serial mortgage notes (together the "Notes") as obligations of ours and loaning the proceeds of the sale to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below in Item 2 from Chevron Transport Corporation, or Chevron. All of our shares are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

Information about revenues, profits and total assets is provided in the financial statements included in this report.

We have no employees.

The Owners

Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("CalPetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organised as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") was organised as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels. Each of the foregoing companies is also referred to in this document as an "Owner". Each Owner will only engage in the business of the ownership and chartering of its Vessel in addition to activities resulting from or incidental to such ownership and chartering. Each Owner is an ultimate wholly-owned subsidiary of Frontline Ltd ("Frontline"), a publicly listed Bermuda company. None of the Owners is owned by, or is affiliated with, us and neither we nor any Owner is owned by or is an affiliate of Chevron.

The Charters

Each Vessel is currently chartered to Chevron under charters dated as of the date of the original issuance of the Notes (collectively, the "Charters") and which are due to expire on April 1, 2015. Under the Charters, Chevron can elect to terminate the Charter on any of four ( in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel) termination dates occurring at two-year intervals beginning in 2003, 2004, 2005 or 2006 as the case may be. Non-binding notice of Chevron's intention to exercise the first option to terminate must be given at least 12 months prior to the termination date and irrevocable notice must be given at least nine months prior to the first optional termination date. For subsequent optional termination dates, notice of Chevron's intention to terminate must be given seven months prior to the termination date. Chevron is required to pay each Owner a termination payment (the "Termination Payment") on or prior to the remaining termination dates as follows:

(In millions of $)
Optional           Cygnus Voyager    Altair    Sirius     Virgo
Termination Date                    Voyager   Voyager   Voyager

April 1, 2006                         11.11                5.05
April 1, 2007               11.12                9.91
April 1, 2008                         10.03                4.57
April 1, 2009                9.97                8.89
April 1, 2010                          8.94                4.08
April 1, 2011                                    7.88

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager on April 1, 2006.

As the appointed manager to the Owner, Frontline will attempt to arrange for an acceptable replacement charter. Should an acceptable replacement charter be unavailable, Frontline will solicit bids for the sale of the vessel and if there are no bids that provide net proceeds that, together with the termination payment, at least equal the allocated principal amount of the Registrant's term mortgage notes plus any interest accrued, Frontline will forward to the appointed Indenture Trustee copies of all bids for the recharter of the vessel. Unless instructed by all the holders of the Term Mortgage Notes to accept a sale bid that is below the required minimum bid, Frontline will attempt to recharter the vessel on such terms as it deems appropriate provided that

     o    such charter is at arms length;
     o such charter shall have a termination date no later than April 1, 2015;

and the charterhire payable is sufficient to make the mandatory sinking fund payments together with all related interest, recurring fees and taxes for the vessel and the cost of insurance not maintained by the charterer, management fees and technical advisor's fees and the fees of the designated representative, the indenture trustee and the collateral trustee as defined in the prospectus for the Registrant's 8.52% First Preferred Mortgage Notes due 2015.

On March 31, 2006, Frontline announced that an acceptable replacement charter had been negotiated with one of its wholly owned subsidiaries replacing Chevron as the bareboat charterer with effect from April 1, 2006. The charter will follow the existing contract with the hire for the two year period from to March 31, 2008 being prepaid on April 1, 2006. The new charter will contain seven annual options to extend the charter and will provide sufficient funds to honour the mandatory sinking fund payments and all related expenses .

The International Tanker Market

The market for international seaborne crude oil transportation services is highly fragmented and competitive. Seaborne crude oil transportation services are generally provided by two main types of operators: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. In addition, several owners and operators pool their vessels together on an ongoing basis, and such pools are available to customers to the same extent as independently owned and operated fleets. Many major oil companies and other oil trading companies, the primary charterers of the vessels owned or controlled by the Owners, also operate their own vessels and use such vessels not only to transport their own crude oil but also to transport crude oil for third party charterers in direct competition with independent owners and operators in the tanker charter market. Competition for charters is intense and is based upon price, location, size, age, condition and acceptability of the vessel and its manager. Competition is also affected by the availability of other size vessels to compete in the trades in which the Owners engage.

The oil transportation industry has historically been subject to regulation by national authorities and through international conventions. Over recent years however, an environmental protection regime has evolved which could have a significant impact on the operations of participants in the industry in the form of increasingly more stringent inspection requirements, closer monitoring of pollution-related events, and generally higher costs and potential liabilities for the owners and operators of tankers.

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity:

     o    ULCC-size range of approximately 320,000 to 450,000 deadweight tons
          (dwt);
     o    VLCC-size range of approximately 200,000 to 320,000 dwt;
     o    Suezmax-size range of approximately 120,000 to 200,000 dwt;
     o    Aframax-size range of approximately 60,000 to 120,000 dwt; and
     o    small tankers of less than approximately 60,000 dwt.

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

For the third year in a row the tanker market was very profitable for the tanker owners. Even if 2005 could not compete with 2004 for crude carriers, it was the second best year since the 1970s.

The main routes for Suezmax vessels started the year at a healthy Worldscale ("WS") 215 with a relatively volatile but steady decline towards what appeared to be the floor in 2005 at approximately WS 100 in the beginning of August. The trend from 2004 became evident also for 2005 and the rates increased steadily from August until year-end, ending at approximately WS 275. The average for the year was approximately WS 165.

The most important trend in the global oil market in 2005 was the stagnation of oil production outside OPEC. At the beginning of the year the International Energy Agency ("IEA") expected an increase in non-OPEC production of more than one million barrels per day ("mbd"). Hurricane- related supply disruptions in the US Gulf, higher North Sea depletion rates than anticipated and a more moderate growth in Russian oil output were the main elements behind the stagnation of non-Opec production. The consequence of less oil from non-OPEC sources was an increased demand for OPEC oil. Since OPEC already produced at almost full capacity most of the extra demand resulted in higher prices.

IEA reported in February 2006 an average OPEC Oil production, including Iraq, of approximately 29.2 mbd during 2005, a 0.59 mbd or 2.0% increase from 2004. IEA further estimates an average world oil demand at 83.3 mbd in 2005, a 1.3% increase from 2004.

At the end of 2005, forecasters such as the IEA and Energy Information Administration ("EIA") predicted a growth in global oil consumption in 2006 of slightly more than 2% or 1.7 mbd, with China and the US as the main drivers. The EIA predicted oil consumption in the United States to rise by 2.3% and in China by 7.0%.

The size of the world Suezmax fleet increased by 7.0% in 2005 from 312 vessels to 334. Two Suezmaxes were scrapped and 24 were delivered during 2005. The total order book was at 64 at the end of the year which represents 19.2% of the existing fleet.

The tanker market looks healthy for next year. The freight futures market appears to be optimistic and it is possible to sell freight futures for the year 2006 at a level that equates to time charter equivalents ("TCEs") for Suezmaxes at approximately $40,000 per day.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission. These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the Commission 100 Fifth Street, N.E., Room 1580 Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330, and you may obtain copies at prescribed rates from the public reference facilities maintained by the Commission at its principal office in Washington, D.C. 20549. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at the our principal executive offices at Suite 3218, One International Place, Boston, Massachusetts, 02110-2624 or at the offices of our manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

Item 1A. Risk Factors

Our capitalisation is nominal and we have no source of income other than payments by the Owners who are foreign corporations as described above. As a result, we are exposed to risk factors affecting the Owners. The following is a summary of some of the risks which may adversely affect our business, financial condition or results of operations. It is not considered possible to quantify the possible losses to us that may arise due to exposure to these risk factors.

The cyclical nature of the tanker industry may lead to volatile changes in charter rates, which may adversely affect the earnings of the Owners

The Vessels are currently operated under the Charters to Chevron. The Charters each have a term expiring on April 1, 2015, subject to Chevron having an option to terminate the Charters at earlier dates as discussed above. On April 21, 2005, the Owner of the single hull vessel received irrevocable notice of Chevron's intention to exercise its first termination option effective April 1, 2006.

If the tanker industry, which has been cyclical, is depressed in the future when the Charters expire or are terminated, the earnings and available cash flow of the Owners may decrease. The Owners' ability to recharter the Vessels on the expiration or termination of the current Charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. The Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to us on the serial and term loans. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Because the Owners' Charters may be terminated, they may incur additional expenses and not be able to recharter the Vessels profitably

As discussed above, Chevron can elect to terminate the Charter on any of four (in the case of the double-hulled Vessels) or three (in the case of the single-hulled Vessel) termination dates and on April 21, 2005, irrevocable notice of Chevron's intention to exercise its first termination option on the single hull vessel Virgo Voyager was received.

We cannot predict at this time any of the factors that Chevron will consider in deciding whether to exercise any of its remaining termination options under the Charters. It is likely, however, that Chevron would consider a variety of factors, which may include whether a vessel is surplus or suitable to their requirements and whether competitive charterhire rates are available in the open market at that time.

In the event that Chevron does terminate any of the remaining Charters, it is required under the terms of the Charter to make a termination payment to the relevant vessel owner. The amount of the termination payment is not expected to be sufficient to cover the Owners' obligations to us under the Notes. If Chevron terminates the Charter, the Owners will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the serial and term loans. We cannot assure you that the Owner will be able to meet these obligations upon the termination of a charter. Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market which is subject to greater fluctuation than the time charter market. Any replacement charter may bring the Owners lower charter rates and would likely require them to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the serial and term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

The Owners operate in the highly competitive international tanker market which could affect their position at the end of the current Charters or if Chevron terminates the Charters earlier

As discussed in Item 1, the operation of tanker vessels and transportation of crude and petroleum products is an extremely competitive business. During the term of the existing Charters with Chevron, the Owners are not exposed to the risk associated with this competition. At the end of the current Charters or in the event that Chevron terminates any charter at any of the optional termination dates, the Owners will have to compete with other tanker owners, including major oil companies as well as independent tanker companies for charters. Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets, which could result in the Owners achieving lower revenues from their Suezmax oil tankers which will reduce the amounts available, if any, to pay the principal and interest on the serial and term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Compliance with environmental laws or regulations may adversely affect the Owners earnings and financial conditions at the end of the existing Charters or if Chevron terminates the Charters prior to that time

Regulations in the various states and other jurisdictions in which the Vessels trade affect the business of the Owners. Compliance with extensive and changing environmental laws and other regulations may entail significant expenses including expenses for ship modifications and changes in operating procedures and therefore affect the operation of the Vessels. Although Chevron is responsible for all operational matters and bear all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners' business operations at any time after the expiration or termination of the Charters or in the event Chevron fails to make a necessary payment.

An acceleration of the current prohibition to trade deadlines for non-double hull tankers could adversely affect the Owners operations

One of the Vessels is a non-double hull tanker. The United States, the European Union and the International Maritime Organisation, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. The sinking of the single hull m.t. Prestige offshore in Spain in November 2002 led to proposals by the European Union and the IMO to accelerate the prohibition to trade of all non-double hull tankers, with certain limited exceptions. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. We do not know whether the non-double hull vessel will be subject to this accelerated phase-out, but this change could result in the Vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner's ability to generate income which will affect the Owner's ability to service its debt to us.

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

The Owners are highly dependent on Chevron and Chevron Corporation

The Owners are highly dependent on the due performance by Chevron of its obligations under the Charters and by its guarantor, Chevron Corporation, of its obligations under its guarantee. A failure by Chevron or Chevron Corporation to perform their obligations could result in the inability of the Owners to service the serial and term loans. If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

The Owners may not be able to pay down their debt in the future

Currently, the Owners must dedicate a large portion of their cash flow from operations to satisfy their debt service obligations to us. Their ability to pay interest on, and other amounts due in respect of, the serial and term loans will depend on their future operating performance, prevailing economic conditions and financial, business and other factors, many of which are beyond their control. There can be no assurance that their cash flow and capital resources will be sufficient for payment of their indebtedness in the future. If the Owners are unable to service their indebtedness or obtain additional financing, as needed, this could have a material adverse effect on the holders of the Notes.

Governments could requisition the Vessels during a period of war or emergency, resulting in a loss of earnings

A government could requisition for title or seize the Vessels. Requisition for title occurs when a government takes control of a vessel and becomes her owner. Also, a government could requisition the Vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of the Vessels would negatively impact the revenues of the Owners and therefore impact their ability to service the debt due to us.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We have no property. The serial and term loans granted to the Owners are collateralised by first preferred mortgages over the property of the Owners as outlined below. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel in 1995. Other than the Vessels described below, the Owners have no property.

--------------------------------------------------------------------------------
                                                                   Approximate
Vessel               Construction   Registration   Delivery Date   dwt.
--------------------------------------------------------------------------------
Cygnus Voyager(1)    Double-hull    Bahamas        March 1993      150,000
--------------------------------------------------------------------------------
Altair Voyager (2)   Double-hull    Bahamas        August 1993     130,000
--------------------------------------------------------------------------------
Sirius Voyager (3)   Double-hull    Bahamas        October 1994    150,000
--------------------------------------------------------------------------------
Virgo Voyager(4)     Single-hull    Bahamas        February 1992   150,000
--------------------------------------------------------------------------------

     (1)  ex Samuel Ginn
     (2)  ex Condoleeza Rice
     (3)  ex Chevron Mariner
     (4)  ex William E. Crain

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party or of which our property is the subject. In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established trading market for the Common Stock of the Registrant.

(b)  As of February 28, 2006, with respect to the Common Stock, there was one
     (1) holder of record of the Registrant's Common Stock.

(c)  There were no repurchases of the Common Stock of the Registrant.

Item 6. Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2005, 2004 and 2003, and the balance sheet data as at December 31, 2005 and 2004 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2002 and 2001 and the selected balance sheet data as at December 31, 2003, 2002 and 2001 have been derived from audited financial statements of the Company not included herein.

                                              Year ended December 31,
($'000s except per share data)      2005      2004      2003      2002      2001
Total operating revenues           9,793    10,922    12,450    13,808    15,210
Net income                            --        --        --        --        --
Net income per share                  --        --        --        --        --
Dividends per share                   --        --        --        --        --
Total assets                     112,905   127,483   144,090   162,618   181,115
Long term liabilities             98,477   110,533   124,815   141,120   159,280
Cash dividends declared
  per share                           --        --        --        --        --

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2005 and 2004.

                                       First      Second       Third      Fourth
($'000s)                             Quarter     Quarter     Quarter     Quarter

2005
Net operating revenues                 2,643       2,398       2,376       2,376
Expenses                               2,643       2,398       2,376       2,376
Net income                                --          --          --          --
2004
Net operating revenues                 2,948       2,683       2,642       2,649
Expenses                               2,948       2,683       2,642       2,649
Net income                                --          --          --          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

California Petroleum

We were organised to issue, as agent on behalf of the Owners, the Notes and subsequently loan the proceeds of the sale to the Owners. Our only sources of funds with respect to the Notes are receipts of principal and interest on the related loans receivable from each Owner. General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by us are billed to the Owners. The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Operations and Retained Earnings included herein.

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to Chevron under bareboat charters which are expected to provide

a) charter-hire payments which we and the Owners expect will be sufficient to pay, so long as the Charters are in effect:

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

On April 21, 2005 irrevocable notice was received regarding Chevron's intent to exercise its first termination option on the single hull vessel Virgo Voyager. As of February 28, 2006, notice had not been received from Chevron regarding the termination of the remaining three Charters.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the serial and term loans.

Critical Accounting Policies

Our principal accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. The most critical accounting policies include:

     o    Accounting for deferred charges

Recently Issued Accounting Standards

There were no new accounting standards that would have an impact on our results.

Tabular disclosure of contractual obligations

As at December 31, 2005, we had the following contractual obligations and commitments:

                                             Payments due by period
                                    Less                          More
                                  than 1       1-3       3-5    than 5
(in $'000)                          year     years     years     years     Total

Serial Mortgage Notes(7.62%)       2,530        --        --        --     2,530
Term Mortgage Notes (8.52%)        9,526    21,884    21,884    54,709   108,003
--------------------------------------------------------------------------------
Total contractual obligations     12,056    21,884    21,884    54,709   110,533
--------------------------------------------------------------------------------

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about the instruments as at December 31, 2005 is as follows:

Serial Loans

The principal balance of the serial loan made to the Owners will earn interest at 7.62% and mature on April 1, 2006. The loan is reported net of the related discounts, which are amortised over the term of the loan.

The outstanding serial loans have the following characteristics:

Maturity date                                 Interest rate        Principal due
                                                                         ($ 000)
April 1, 2006                                         7.62%                2,530
--------------------------------------------------------------------------------

Term Loans

The principal balances of the term loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

The table below provides the final principal payments on the term loans if none of the Charters is terminated and if all of the Charters are terminated on the earliest remaining termination dates.

Scheduled                                              No initial    All initial
payment date                                             charters       charters
                                                       terminated     terminated
                                                            $'000          $'000
April 1, 2006                                               9,526          9,526
April 1, 2007                                              10,942          8,609
April 1, 2008                                              10,942          5,850
April 1, 2009                                              10,942          6,350
April 1, 2010                                              10,942          6,890
April 1, 2011                                              10,942          7,480
April 1, 2012                                              10,942          8,110
April 1, 2013                                              10,942          8,800
April 1, 2014                                              10,942          9,550
April 1, 2015                                              10,941         36,838
--------------------------------------------------------------------------------
                                                          108,003        108,003
================================================================================

The outstanding amount of term loans at December 31, 2005 was $108,003,000.

Serial Mortgage Notes

The serial mortgage note bears interest at 7.62% and matures on April 1, 2006. Interest is payable semi-annually.

The outstanding serial notes have the following characteristics:

Maturity date                                     Interest rate   Principal due
                                                                         ($ 000)
April 1, 2006                                             7.62%           2,530
--------------------------------------------------------------------------------

Term Mortgage Notes

The term mortgage notes bear interest at a rate of 8.52% per annum. The principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006. Interest is payable semi-annually.

The table below provides the scheduled sinking fund redemption amounts and final principal payments on the term mortgage notes if none of the Initial Charters are terminated and if all of the Initial Charters are terminated on the earliest remaining termination dates.

                                                       No initial    All initial
                                                         charters       charters
                                                       terminated     terminated
                                                            $'000          $'000
April 1, 2006                                               9,526          9,526
April 1, 2007                                              10,942          8,609
April 1, 2008                                              10,942          5,850
April 1, 2009                                              10,942          6,350
April 1, 2010                                              10,942          6,890
April 1, 2011                                              10,942          7,480
April 1, 2012                                              10,942          8,110
April 1, 2013                                              10,942          8,800
April 1, 2014                                              10,942          9,550
April 1, 2015                                              10,941         36,838
--------------------------------------------------------------------------------
                                                          108,003        108,003
================================================================================

Item 8.    Financial Statements and Supplementary Data

                                                                            Page
Report of Registered Public Accounting Firm                                   12
Report of Independent Registered Public Accounting Firm                       13
Balance Sheets as of December 31, 2005 and 2004                               14
Statements of Operations and Retained Earnings for the Years Ended
December 31, 2005, 2004 and 2003                                              15
Statements of Cash Flows for the Years Ended December 31, 2005,               16
2004 and 2003
Notes to Financial Statements                                                 17

Report of Registered Public Accounting Firm

To the Board of Directors
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2005 and 2004 and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP



New York, New York

April 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
California Petroleum Transport Corporation

We have audited the accompanying statement of operations, cash flows and retained earnings of California Petroleum Transport Corporation for the year ended December 31, 2003,. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of California Petroleum Transport Corporation for the year ended December 31, 2003, in conformity with United States generally accepted accounting principles.

Ernst & Young
Chartered Accountants

Douglas, Isle of Man
April 13, 2004

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2005 and 2004
(in thousands of US$)

                                                                2005        2004

ASSETS
Current assets:
       Cash and cash equivalents                                   1           1
       Current portion of serial loans receivable              2,530       7,740
       Current portion of term loans receivable                9,526       6,542
       Interest receivable                                     2,349       2,635
       Other current assets                                       22          32
--------------------------------------------------------------------------------
       Total current assets                                   14,428      16,950
Serial loans receivable, less current portion                     --       2,528
Term loans receivable, less current portion                   97,659     107,097
Deferred charges and other long-term assets                      818         908
--------------------------------------------------------------------------------
Total assets                                                 112,905     127,483
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Accrued interest                                        2,349       2,635
       Current portion of serial mortgage notes                2,530       7,740
       Current portion of term mortgage notes                  9,526       6,542
       Other current liabilities                                  22          32
--------------------------------------------------------------------------------
       Total current liabilities                              14,427      16,949
       Serial mortgage notes, less current portion                --       2,530
       Term mortgage notes, less current portion              98,477     108,003
--------------------------------------------------------------------------------
Total liabilities                                            112,904     127,482
       Stockholder's equity
       Common stock, $1 par value; 1,000 shares
         authorised, issued and outstanding                        1           1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                   112,905     127,483
================================================================================

See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2005, 2004 and 2003 (in thousands of US$)

                                                     2005       2004       2003

Revenue
       Interest income                              9,771     10,865     12,369
       Expenses reimbursed                             22         57         81
-------------------------------------------------------------------------------
Total operating revenues                            9,793     10,922     12,450
-------------------------------------------------------------------------------

Expenses
       General and administrative expenses            (22)       (57)       (81)
       Amortisation of debt issue costs               (90)      (256)      (256)
       Interest expense                            (9,681)   (10,609)   (12,113)
-------------------------------------------------------------------------------
                                                   (9,793)   (10,922)   (12,450)
-------------------------------------------------------------------------------
Net income                                             --         --         --

Retained earnings, beginning of period                 --         --         --
-------------------------------------------------------------------------------
Retained earnings, end of period                       --         --         --
===============================================================================

See accompanying Notes to the Financial Statements

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
(in thousands of US$)
                                                         2005       2004       2003
Cash flows from operating activities
Net income                                                 --         --         --
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortisation of deferred debt issue costs           90        256        256
       Changes in operating assets and liabilities:
       Interest receivable                                286        309        378
       Other current assets                                10         (7)       (10)
       Accrued interest                                  (286)      (309)      (378)
       Other current liabilities                          (10)         7         10
-----------------------------------------------------------------------------------
       Net cash provided by operating activities           90        256        256
-----------------------------------------------------------------------------------
Cash flows from investing activities
       Collections on loans receivable                 14,192     16,049     17,904
-----------------------------------------------------------------------------------
       Net cash provided by investing activities       14,192     16,049     17,904
-----------------------------------------------------------------------------------
Cash flows from financing activities
       Repayments of mortgage notes                   (14,282)   (16,305)   (18,160)
-----------------------------------------------------------------------------------
       Net cash used in financing activities          (14,282)   (16,305)   (18,160)
-----------------------------------------------------------------------------------
Net change in cash and cash equivalents                    --         --         --

Cash and cash equivalents at beginning of period            1          1          1
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  1          1          1
===================================================================================

Supplemental disclosure of cash flow information:
       Interest paid                                    9,968     11,173     12,492
===================================================================================

     See accompanying Notes to Financial Statements

California Petroleum Transport Corporation
Notes to Financial Statements

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, "the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans ("Serial Loans") and term loans ("Term Loans"), to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").

The Owners have chartered the Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided it give the Owner non-binding notice of its intention at least 12 months prior to such termination and make a termination payment. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron, including termination payments. The Owners do not have any other source of capital for payment of the loans.

The Company's only source of funds with respect to the Notes is the payment of the principal and interest on the loans by the Owners. The Company does not have any other source of capital for payment of the Notes.

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited ( the "Owner") and Chevron Transport Corporation Ltd ("Chevron"), the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager on April 1, 2006. As the appointed manager to the Owner, Frontline Ltd (the "Manager"), will attempt to arrange for an acceptable replacement charter.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

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

3.   SERIAL LOANS

     The principal balance of the Serial Loan earns interest at 7.62% and matures on April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JP Morgan Chase (formerly Chemical Trust Company of California) as the collateral trustee. The Charters and Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The Capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

6.   DEFERRED CHARGES

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortised over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

     (in thousands of $)                                    2005           2004
     Debt arrangement fees                                 3,400          3,400
     Accumulated amortisation                             (2,582)        (2,492)
     --------------------------------------------------------------------------
                                                             818            908
     ==========================================================================

7.   DEBT

     (in thousands of $)                                                   2005
     7.62% Serial Mortgage Notes due 2006                                 2,530
     8.52% Term Mortgage Notes due 2015                                 108,003
     --------------------------------------------------------------------------
     Total debt                                                         110,533
     Less: short-term portion                                           (12,056)
     --------------------------------------------------------------------------
                                                                         98,477
     ==========================================================================

     The outstanding debt as of December 31, 2005 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2006                                                                 12,056
     2007                                                                 10,942
     2008                                                                 10,942
     2009                                                                 10,942
     2010                                                                 10,942
     2011 and later                                                       54,709
     --------------------------------------------------------------------------
     Total debt                                                          110,533
     ==========================================================================

     The serial mortgage note bears interest at 7.62% and matures on April 1, 2006. Interest is payable semi-annually. The serial mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2005 and 2004, the Company was in compliance with these covenants.

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2005 and 2004, the Company was in compliance with these covenants.

     As of December 31, 2005, the effective interest rate for the Notes of the Company was 8.50%.

     The term mortgage notes are subject to redemption through operation of the mandatory sinking fund on April 1 of each year, commencing on April 1, 2005, to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of term mortgage notes being redeemed, together with interest accrued to the date fixed for redemption. If a Charter is terminated, the scheduled mandatory sinking fund payments on the term mortgage notes will be revised so that the allocated principal amount of the term mortgage notes for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

     The table below provides the revised scheduled sinking fund redemption amounts and final principal payments on the term mortgage notes following termination of the related charters on each of the optional termination dates.

     (in thousands of $)
     Scheduled   Charter         Charter      Charter      Charter      Charter      Charter      Charter
     payment     not          terminated   terminated   terminated   terminated   terminated   terminated
     date        terminated         2006         2007         2008         2009         2010         2011
     2006             9,526        3,187        6,339        3,187        6,339        3,187        2,984
     2007            10,942        2,270        6,339        3,187        6,339        3,187        2,984
     2008            10,942        2,460        3,390        3,187        6,339        3,187        2,984
     2009            10,942        2,670        3,680        1,690        6,339        3,187        2,984
     2010            10,942        2,900        3,990        1,830        3,240        3,187        2,984
     2011 and        54,709       31,122       39,656       18,784       34,798       15,930       14,922
     later
---------------------------------------------------------------------------------------------------------
                    108,003       44,609       63,394       31,865       63,394       31,865       29,842
=========================================================================================================

8.   SHARE CAPITAL

                                                                    2005    2004
     Authorised and issued share capital:
       1,000 shares of $1.00 each (2003: 1,000
       shares of $1.00 each)                                       1,000   1,000
     Fully  paid share capital:
      NIL (2003: NIL)                                                 --      --

9.   FINANCIAL INSTRUMENTS

     Fair values

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

                                                       2005       2005      2004       2004
                                                       Fair   Carrying      Fair   Carrying
     (in thousands of $)                              Value      Value     Value      Value
     Non-Derivatives:
     Cash and cash equivalents                            1          1         1          1
     Serial Mortgage Notes 7.62% maturing through     2,530      2,530    10,448     10,270
     2006
     8.52% Term Mortgage Notes due 2015             120,963    108,003   131,297    114,545

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

10.  SUBSEQUENT EVENTS

     On March 31, 2006, Frontline announced that an acceptable replacement charter had been negotiated with one of its wholly owned subsidiaries replacing Chevron as the bareboat charterer with effect from April 1, 2006. The charter will follow the existing contract with the hire for the two year period from to March 31, 2008 being prepaid on April 1, 2006. The new charter will contain seven annual options to extend the charter and will provide sufficient funds to honour the mandatory sinking fund payments and all related expenses .

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

N/A

Item 9a. Controls and Procedures

The Company's management, including the Company's President and Treasurer, with the participation of the Company's manager, Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Controls

There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2005.

Item 9b. Other Information

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have any employees. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

     Name                             Age    Position with Company
     Nancy I. DePasquale              38     Director and President
     Geraldine St-Louis               30     Vice President
     Louise E. Colby                  57     Director and Assistant Secretary
     R. Douglas Donaldson             64     Treasurer
     Blake W. Grosch                  25     Secretary

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 28, 2006 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on February 28, 2006.

                                      Beneficial Ownership
Class of shares   Name and address of beneficial owners     Number of shares   Percent of Class
---------------   -------------------------------------     ----------------   ----------------
Ordinary Shares   The California Trust                      1,000              100%
                  C/O JH Holdings Corporation, Room 3218,
                  One International Place, Boston
                  MA 02110-2624

The Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions

N/A

Item 14. Principal Accountant Fees and Services

We have engaged Grant Thornton as our principal accountant. The following table summarises fees we have paid Grant Thornton for independent auditing, tax and related services for each of the last two fiscal years:

                                                                   2005     2004
Audit fees (1)                                                   15,500   15,000
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

(a) The following documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2005 and 2004

Statements of Operations and Retained Earnings for the Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

     31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

     32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                     (Registrant)


Date April 13, 2006                    By
                                        ----------------------------------------
                                                  Nancy I. DePasquale
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date April 13, 2006                    By
                                        ----------------------------------------
                                                    Nancy I. DePasquale
                                                  Director and President


Date April 13, 2006                    By
                                        ----------------------------------------
                                                  R. Douglas Donaldson
                                                        Treasurer