Form 10-Q
period 2006-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2006-05-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               -------------------------------------------------

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 033-79220
                        --------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          04-323976
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 3218, One International Place, Boston, Massachusetts            02110-2624
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer") in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                  [_] Yes [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 18, 2006

Common, $1.00 par value ............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2006

ITEM                                                                        PAGE

Part I   Financial Information

Item 1   Financial Statements

         Unaudited Statements of Operations and Retained Earnings for
         the Three Month Periods Ended March 31, 2006 and 2005                 1

         Unaudited Balance Sheets as of March 31, 2006 and December 31,
         2005                                                                  2

         Unaudited Statements of Cash Flows for the Three Month
         Periods Ended March 31, 2006 and 3 2005 Unaudited Notes to the
         Financial Statements                                                  4

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

Item 3   Quantitative and Qualitative Disclosures about Market Risk            6

Item 4   Controls and Procedures                                               8

Part II  Other Information

Item 5   Other Information                                                     8

Item 6   Exhibits                                                              8

Signatures                                                                     9

Omitted items are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the Three Month Periods ended March 31, 2006 and 2005 (Unaudited)

(in thousands of US$)

                                                           3 month period ended
                                                                  March 31,
                                                           2006           2005
Revenue
        Interest income                                    2,371          2,635
        Fees reimbursed by related parties                    19              8
-------------------------------------------------------------------------------
        Net operating revenues                             2,390          2,643
-------------------------------------------------------------------------------

Expenses
        General and administrative expenses                  (19)            (8)
        Amortisation of debt issue costs                     (22)           (64)
        Interest expense                                  (2,349)        (2,571)

-------------------------------------------------------------------------------
                                                          (2,390)        (2,643)
-------------------------------------------------------------------------------

Net income                                                    --             --

Retained earnings, beginning of period                        --             --
-------------------------------------------------------------------------------
Retained earnings, end of period                              --             --
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Balance Sheets as of March 31, 2006 and December 31, 2005
(Unaudited)

(in thousands of US$)

                                                        March 31,   December 31,
                                                           2005           2006

ASSETS
Current assets:
        Cash and cash equivalents                               1              1
        Current portion of serial loans receivable          2,530          2,530
        Current portion of term loans receivable            9,526          9,526
        Interest receivable                                 4,697          2,349
        Other current assets                                   41             22
--------------------------------------------------------------------------------
        Total current assets                               16,795         14,428
Term loans receivable, less current portion                97,681         97,659
Deferred charges and other long-term assets                   796            818
--------------------------------------------------------------------------------
Total assets                                              115,272        112,905
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
        Accrued interest                                    4,697          2,349
        Current portion of serial mortgage notes            2,530          2,530
        Current portion of term mortgage notes              9,526          9,526
        Other current liabilities                              41             22
--------------------------------------------------------------------------------
        Total current liabilities                          16,794         14,427
        Term mortgage notes, less current portion          98,477         98,477
--------------------------------------------------------------------------------
        Total liabilities                                 115,271        112,904
        Stockholder's equity
        Common stock, $1 par value; 1,000 shares                1              1
        authorised, issued and outstanding
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                115,272        112,905
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)

(in thousands of US$)

                                                            3 month period ended
                                                                  March 31,
                                                             2006         2005

Cash flows from operating activities
Net income                                                      --           --
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Amortisation of deferred debt issue costs                  22           64
     Amortisation of issue discount on loan receivable         (22)         (64)
Changes in operating assets and liabilities:
     Interest receivable                                    (2,348)      (2,635)
     Other current assets                                      (19)         (23)
     Accrued interest                                        2,348        2,635
     Other current liabilities                                  19           23
-------------------------------------------------------------------------------
Net cash provided by operating activities                       --           --
-------------------------------------------------------------------------------
Cash flows from investing activities
     Collections on loans receivable                            --           --
-------------------------------------------------------------------------------
Net cash provided by investing activities                       --           --
-------------------------------------------------------------------------------
Cash flows from financing activities
     Repayments of mortgage notes                               --           --
-------------------------------------------------------------------------------
Net cash used in financing activities                           --           --
-------------------------------------------------------------------------------
Net change in cash and cash equivalents

Cash and cash equivalents at beginning of period                 1            1
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       1            1
===============================================================================

Supplemental disclosure of cash flow information:
     Interest paid                                              --           --
===============================================================================

See notes to the financial statements

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

     The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.   PRINCIPAL ACCOUNTING POLICIES

(a)  Revenue and expense recognition

     Interest receivable on the Serial and Term Loans is accrued on a daily basis. Interest payable on the Serial and Term Mortgage Notes is accrued on a daily basis. The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

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

3.   LOANS RECEIVABLE

     The principal balance of the Serial Loans earns interest at 7.62% and matures on April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans. The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

4.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JPMorgan Chase Bank as the collateral trustee. The Charters and Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

5.   DEFERRED CHARGES

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortised over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

          (in thousands of $)                 March 31, 2006   December 31, 2005

          Debt arrangement fees                        3,400            3,400
          Accumulated amortisation                    (2,604)          (2,582)
     ---------------------------------------------------------------------------
                                                         796              818
     ===========================================================================

6.   SUBSEQUENT EVENTS

     On March 31, 2006, Frontline announced that an acceptable replacement charter had been negotiated for the Virgo Voyager with one of its wholly owned subsidiaries replacing Chevron as the bareboat charterer with effect from April 1, 2006. The charter will follow the existing contract with the hire for the two year period to March 31, 2008 being prepaid on April 1, 2006. The new charter will contain seven annual options to extend the charter and will provide sufficient funds to honour the mandatory sinking fund payments and all related expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organisation and History

California Petroleum Transport Corporation (the "Company") was incorporated under the laws of the state of Delaware on May 18, 1994. We are a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of the Owners, Serial Mortgage Notes and Term Mortgage Notes (the "Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners (the "Loans"). The Notes were issued on April 5, 1995.

Results of Operations

Interest income and expense has decreased in the three month period ended March 31, 2006 compared to the same period in 2005. The decrease is in line with expectations as a result of the decrease in the principal balance of the Notes and Loans. Amortisation of debt issue costs has decreased in the three month period ended March 31, 2006 as a result of debt issue costs relating to the Serial Mortgage Notes being fully amortised as maturity of the Notes approaches. Administrative expenses and fees reimbursed by related parties have increased reflecting the increased administrative costs of operation.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Loans.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current effect or that are reasonably likely to have a material future effect on our financial condition, revenues or expenses, liquidity, capital expenditures or capital reserves.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments as of March 31, 2006 is as follows:

     (in thousands of $)
     Serial Mortgage Notes (7.62%) maturing 2006                          2,530
     8.52% Term Mortgage Notes due 2015                                 108,003
     ---------------------------------------------------------------------------
     Total debt                                                         110,533
     Less: short-term portion                                           (12,056)
     ---------------------------------------------------------------------------
                                                                         98,477
     ===========================================================================

     The outstanding debt as of March 31, 2006 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2006                                                                 12,056
     2007                                                                 10,942
     2008                                                                 10,942
     2009                                                                 10,942
     2010                                                                 10,942
     2011 and later                                                       54,709
     ---------------------------------------------------------------------------
     Total debt                                                          110,533
     ===========================================================================

     The Serial Mortgage Notes bear interest at 7.62% and mature on April 1, 2006 with interest being payable semi-annually. The Serial Mortgage Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. As of March 31, 2006, we were in compliance with these covenants.

     The Term Mortgage Notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006 and interest being payable semi-annually. The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and the making additional loans or advances to affiliates. As of March 31, 2006, we were in compliance with these covenants.

     As of March 31, 2006, the effective interest rate for the Notes was 8.50%.

     The Term Mortgage Notes are subject to redemption through the operation of a mandatory sinking fund on April 1 of each year, commencing on April 1, 2004 up to and including April 1, 2014, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of Term Mortgage Notes being redeemed, together with interest accrued to the date fixed for redemption. If a Charter is terminated, the scheduled mandatory sinking fund payments on the Term Mortgage Notes will be revised so that the allocated principal amount for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

     The table below provides the revised scheduled sinking fund redemption amounts and final principal payments following termination of the related charters on each of the optional termination dates.

(in thousands of $)
Scheduled        Charter not      Charter      Charter      Charter      Charter      Charter      Charter
payment          not           terminated   terminated   terminated   terminated   terminated   terminated
date             terminated          2006         2007         2008         2009         2010         2011
2006                  9,526         3,187        6,339        3,187        6,339        3,187        2,984
2007                 10,942         2,270        6,339        3,187        6,339        3,187        2,984
2008                 10,942         2,460        3,390        3,187        6,339        3,187        2,984
2009                 10,942         2,670        3,680        1,690        6,339        3,187        2,984
2010                 10,942         2,900        3,990        1,830        3,240        3,187        2,984
2011 and later       54,709        31,122       39,656       18,784       34,798       15,930       14,922
----------------------------------------------------------------------------------------------------------
                    108,003        44,609       63,394       31,865       63,394       31,865       29,842
==========================================================================================================

(b)  Qualitative information about market risk

     We were organised solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of ours and loaning the proceeds of the sale to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron.

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Company's management including the Company's President and Treasurer, with the participation of the Company's manager Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the first quarter of 2006.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

As disclosed in a Form 8-K filed April 4, 2006 and as discussed in Note 6 to the financial statements included herein, on March 31, 2006, Frontline announced that an acceptable replacement charter for the Virgo Voyager had been negotiated with one of its wholly owned subsidiaries replacing Chevron as the bareboat charterer with effect from April 1, 2006. The charter will follow the existing contract with the hire for the two year period to March 31, 2008 being prepaid on April 1, 2006. The new charter will contain seven annual options to extend the charter and will provide sufficient funds to honour the mandatory sinking fund payments and all related expenses.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                   (Registrant)


Date   May 15, 2006                   By /s/ Nancy I. DePasquale
     -------------------------        ------------------------------------------
                                                    Nancy I. DePasquale
                                                  Director and President


Date   May 15, 2006                   By /s/ R. Douglas Donaldson
     -------------------------        ------------------------------------------
                                                 R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer

SK 02089 0006 668681