Form 10-Q
period 2006-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2006-08-11
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006
                                ------------------------------------------------

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     ----------------------

Commission File Number:         033-79220
                                ------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer") in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                               [ ] Yes    [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of July 27th, 2006

Common, $1.00 par value ....................................... ....1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2006


ITEM                                                                        PAGE
Part I   Financial Information
Item 1   Financial Statements
         Unaudited Balance Sheets as of June 30, 2006 and December 31, 2005   1
         Unaudited Statements of Operations and Retained Earnings for
         the Three and Six Month Periods Ended June 30, 2006 and 2005         2
         Unaudited Statements of Cash Flows for the Six Month Periods
         Ended June 30, 2006 and 2005                                         3
         Unaudited Notes to the Financial Statements                          4
Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6
Item 3   Quantitative and Qualitative Disclosures about Market Risk           6
Item 4   Controls and Procedures                                              7

Part II  Other Information
Item 1   Legal Proceedings                                                    8
Item 1A  Risk Factors                                                         8
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          8
Item 3   Defaults Upon Senior Securities                                      8
Item 4   Submission of Matters to a Vote of Security Holders                  8
Item 5   Other Information                                                    8
Item 6   Exhibits                                                             8

Signatures                                                                    9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of June 30, 2006 and December 31, 2005
(Unaudited)

(in thousands of US$)

                                                      June 30,     December 31,
                                                        2006           2005

ASSETS
Current assets:
   Cash and cash equivalents                               1               1
   Current portion of serial loans receivable              -           2,530
   Current portion of term loans receivable           10,096           9,526
   Interest receivable                                 2,098           2,349
   Other current assets                                   64              22
--------------------------------------------------------------------------------
   Total current assets                               12,259          14,428
Term loans receivable, less current portion           87,607          97,659
Deferred charges and other long-term assets              774             818
--------------------------------------------------------------------------------
Total assets                                         100,640         112,905
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accrued interest                                    2,098           2,349
   Current portion of serial mortgage notes                -           2,530
   Current portion of term mortgage notes             10,096           9,526
   Other current liabilities                              64              22
--------------------------------------------------------------------------------
   Total current liabilities                           12,258         14,427
   Term mortgage notes, less current portion           88,381         98,477
--------------------------------------------------------------------------------
   Total liabilities                                  100,639        112,904
   Stockholder's equity
   Common stock, $1 par value; 1,000 shares                 1              1
   authorised, issued and outstanding
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity            100,640        112,905
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the Three and Six Month Periods ended June 30, 2006 and 2005
(Unaudited)

(in thousands of US$)

                                      3 month period ended  6 month period ended
                                             June 30,              June 30,
                                         2006       2005       2006       2005
Revenue
   Interest income                      2,119      2,395      4,490      5,030
   Fees reimbursed by related parties      23          3         42         11
--------------------------------------------------------------------------------
   Net operating revenues               2,142      2,398      4,532      5,041
--------------------------------------------------------------------------------

Expenses
   General and administrative expenses    (23)        (3)       (42)       (11)
   Amortisation of debt issue costs       (22)        18        (44)       (46)
   Interest expense                    (2,097)    (2,413)    (4,446)    (4,984)

--------------------------------------------------------------------------------
                                       (2,142)    (2,398)    (4,532)    (5,041)
--------------------------------------------------------------------------------
Net income                                  -          -          -          -

Retained earnings, beginning of period      -          -          -          -
--------------------------------------------------------------------------------
Retained earnings, end of period            -          -          -          -
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the Six Month Periods Ended June 30, 2006 and 2005 (Unaudited)

(in thousands of US$)

                                                          6 month period ended
                                                                 June 30,
                                                          2006             2005
Cash flows from operating activities
Net income                                                   -                -
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortisation of deferred debt issue costs               44               46
    Amortisation of issue discount on loan receivable      (44)             (46)
Changes in operating assets and liabilities:
    Interest receivable                                    251              286
    Other current assets                                    42               21
    Accrued interest                                      (251)            (286)
    Other current liabilities                              (42)             (21)
--------------------------------------------------------------------------------
Net cash provided by operating activities                    -                -
--------------------------------------------------------------------------------
Cash flows from investing activities
    Collections on loans receivable                     12,056           14,282
--------------------------------------------------------------------------------
Net cash provided by investing activities               12,056           14,282
--------------------------------------------------------------------------------
Cash flows from financing activities
    Repayments of mortgage notes                       (12,056)         (14,282)
--------------------------------------------------------------------------------
Net cash used in financing activities                        -                -
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                                       -

Cash and cash equivalents at beginning of period             1                1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   1                1
================================================================================

Supplemental disclosure of cash flow information:
    Interest paid                                        4,525            5,904
================================================================================

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

     The Owners have chartered three Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided it give the Owner non-binding notice of its intention at least 12 months prior to such termination and make a termination payment. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron, including termination payments. The Owners do not have any other source of capital for payment of the loans.

     In accordance with the initial charter, on April 21, 2005, one of the Owners received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager on April 1, 2006. On April 1, 2006, the Virgo Voyager was redelivered to the Owner and immediately delivered to Front Voyager Inc, a wholly owned subsidiary of Frontline Ltd, the Owner's ultimate parent, for an initial two year period under a bareboat charter that provides for charterhire of $5.05 million for the two years ended April 1, 2008. The new charter will contain seven annual options to extend the charter and will provide sufficient funds to honour the mandatory sinking fund payments and all related expenses.

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

3.   LOANS RECEIVABLE

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining nine-year period beginning April 1, 2007. The loans are reported net of the related discounts, which are amortised over the term of the loans.

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

5.   DEFERRED CHARGES

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortised over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

      (in thousands of $)                    June 30, 2006    December 31, 2005
      Debt arrangement fees                          3,400                3,400
      Accumulated amortisation                      (2,626)              (2,582)
     ---------------------------------------------------------------------------
                                                       774                  818
     ===========================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organisation and History

California Petroleum Transport Corporation (the "Company") was incorporated under the laws of the state of Delaware on May 18, 1994. The Company is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of the Owners, Serial Mortgage Notes and Term Mortgage Notes (the "Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners (the "Loans"). The Notes were issued on April 5, 1995.

Results of Operations

Interest income and expense has decreased in the six month period ended June 30, 2006 compared to the same period in 2005. The decrease is in line with expectations as a result of the decrease in the principal balance of the Notes and Loans. Amortisation of debt issue costs has decreased in the six month period ended June 30, 2006 as a result of debt issue costs relating to the Serial Mortgage Notes being fully amortised as maturity of the Notes approaches. Administrative expenses and fees reimbursed by related parties have increased reflecting the increased administrative costs of operation.

Liquidity and Capital Resources

The Company is a passive entity, and its activities are limited to collecting cash from the Owners and making repayments on the Notes. The Company has no source of liquidity and no capital resources other than the cash receipts attributable to the Loans.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material current effect or that are reasonably likely to have a material future effect on its financial condition, revenues or expenses, liquidity, capital expenditures or capital reserves.

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2005 Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments as of June 30, 2006 is as follows:

     (in thousands of $)
     8.52% Term Mortgage Notes due 2015                                  98,477
     ---------------------------------------------------------------------------
     Total debt                                                          98,477
     Less: short-term portion                                            10,096
     ---------------------------------------------------------------------------
                                                                         88,381
     ===========================================================================

     The outstanding debt as of June 30, 2006 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2007                                                                10,096
     2008                                                                10,146
     2009                                                                10,196
     2010                                                                10,256
     2011                                                                10,316
     2012 and later                                                      47,467
     ---------------------------------------------------------------------------
     Total debt                                                          98,477
     ===========================================================================

     The Term Mortgage Notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining nine-year sinking fund schedule beginning April 1, 2007 and interest being payable semi-annually. The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and the making additional loans or advances to affiliates. As of June 30, 2006, the Company was in compliance with these covenants.

     As of June 30, 2006, the effective interest rate for the Notes was 8.50%.

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

        (in thousands of $)

        Scheduled        Charter not       Charter       Charter       Charter       Charter        Charter       Charter
        payment date      terminated    terminated    terminated    terminated    terminated     terminated    terminated
                                              2006          2007          2008          2009           2010          2011
        2006                   9,526         3,187         6,339         3,187         6,339          3,187         2,984
        2007                  10,942         2,270         6,339         3,187         6,339          3,187         2,984
        2008                  10,942         2,460         3,390         3,187         6,339          3,187         2,984
        2009                  10,942         2,670         3,680         1,690         6,339          3,187         2,984
        2010                  10,942         2,900         3,990         1,830         3,240          3,187         2,984
        2011 and later        54,709        31,122        39,656        18,784        34,798         15,930        14,922
        --------------- ------------- ------------- ------------- ------------- ------------- -------------- -------------
                             108,003        44,609        63,394        31,865        63,394         31,865        29,842
        =============== ============= ============= ============= ============= ============= ============== =============

(b)  Qualitative information about market risk

     The Company was organised solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of ours and loaning the proceeds of the sale to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron.


ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Company's management including the Company's President and Treasurer, with the participation of the Company's manager Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the second quarter of 2006.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
None

Item 1A.  Risk Factors

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.   Defaults Upon Senior Securities
Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.   Other Information
Not applicable

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

     ----------
     *  Filed herewith.
     ** Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                    (Registrant)


Date      August 10, 2006           By       /s/ Nancy I. DePasquale
     ---------------------------       -----------------------------------------
                                                 Nancy I. DePasquale
                                                Director and President



Date      August 10, 2006           By       /s/ R. Douglas Donaldson
     ---------------------------       -----------------------------------------
                                                 R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer



SK 02089 0006 694314