Form 10-Q
period 2005-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2006-10-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2005
                              --------------------------------------------------
Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number:               033-79220
                       ---------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         04-3232976
--------------------------------           -------------------------------------
(State or other jurisdiction                (I.R.S.Employer Identification No.)
of incorporation or organization)

Suite 3218, One International Place, Boston, Massachusetts           02101-2916
----------------------------------------------------------           -----------
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

Number of shares outstanding of each class of Registrant's Common Stock as of November 2, 2005

Common, $1.00 par value ............................................1,000 shares

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2005

Index

Part I         Financial Information

Item 1         Financial Statements

               Unaudited Statements of Operations and Retained Earnings - Three and Nine Month Periods Ended September 30, 2005 and 2004

               Unaudited Balance Sheets - September 30, 2005 and December 31,
               2004

               Unaudited Statements of Cash Flows - Nine Month Periods Ended September 30, 2005 and 2004

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

                        Omitted items are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings (Unaudited)

(in thousands of US$)
                                                        3 month period ended         9 month period ended
                                                            September 30                 September 30
                                                          2005          2004          2005           2004
                                                          ----          ----          ----           ----
Revenue
        Interest income                                   2,370        2,635         7,400           8,230
        Fees reimbursed by related parties                    6            7            17              43
-----------------------------------------------------------------------------------------------------------
        Net operating revenues                            2,376        2,642         7,417           8,273
-----------------------------------------------------------------------------------------------------------
Expenses
        General and administrative expenses                  (6)          (7)          (17)            (43)
        Amortization of debt issue costs                    (22)         (64)          (68)           (192)
        Interest expense                                 (2,348)      (2,571)       (7,332)         (8,038)
-----------------------------------------------------------------------------------------------------------
                                                         (2,376)      (2,642)       (7,417)         (8,273)
-----------------------------------------------------------------------------------------------------------
Net income                                                    -            -            -                -

Retained earnings, beginning of period                        -            -           -                 -
-----------------------------------------------------------------------------------------------------------
Retained earnings, end of period                              -            -           -                 -
===========================================================================================================
See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Balance Sheets (Unaudited)

(in thousands of US$)
                                                                 September 30,   December 31,
                                                                      2005          2004
                                                                      ----          ----
ASSETS
Current assets:
        Cash and cash equivalents                                          1             1
        Current portion of serial loans receivable                     2,530         7,740
        Current portion of term loans receivable                       9,526         6,542
        Interest receivable                                            4,697         2,635

        Other current assets                                              17            32
-------------------------------------------------------------------------------------------
        Total current assets                                          16,771        16,950

Serial loans receivable, less current portion                              -         2,528
Term loans receivable, less current portion                           97,637       107,097
Deferred charges and other long-term assets                              840           908
-------------------------------------------------------------------------------------------
Total assets                                                         115,248       127,483
===========================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

        Accrued interest                                               4,697         2,635
        Current portion of serial mortgage notes                       2,530         7,740
        Current portion of term mortgage notes                         9,526         6,542
        Other current liabilities                                         17            32
-------------------------------------------------------------------------------------------
        Total current liabilities                                     16,770        16,949

        Serial mortgage notes, less current portion                        -         2,530
        Term mortgage notes, less current portion                     98,477       108,003
-------------------------------------------------------------------------------------------
        Total liabilities                                            115,247       127,482
       Stockholder's equity
        Common stock, $1 par value; 1,000 shares
        authorized, issued and outstanding                                 1             1
-------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                           115,248       127,483
===========================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Statements of Cash Flows (Unaudited)

(in thousands of US$)
                                                                    9 month period ended
                                                                         September 30,
                                                                    2005             2004
                                                                    ----             ----
Cash flows from operating activities
Net income                                                                 -            -
Adjustments to reconcile net income to net cash provided by
operating activities:
        Amortization of deferred debt issue costs                         68          192
        Amortization of issue discount on loan receivable                (68)        (192)
        Changes in operating assets and liabilities:
        Increase in interest receivable                               (2,062)      (2,326)
        Decrease  in other current assets                                 15            8
        Increase in accrued interest                                   2,062        2,326
        Decrease in other current liabilities                            (15)          (8)
------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          -            -
------------------------------------------------------------------------------------------
Investing Activities
        Collections on serial and term loans receivable               14,282       16,305
------------------------------------------------------------------------------------------
        Net cash provided by investing activities                     14,282       16,305
------------------------------------------------------------------------------------------
Financing Activities
        Repayments of serial and term mortgage notes                 (14,282)     (16,305)
------------------------------------------------------------------------------------------
        Net cash used in financing activities                        (14,282)     (16,305)
------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              -

Cash and cash equivalents at beginning of period                           1            1
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 1            1
==========================================================================================
Supplemental disclosure of cash flow
information:
        Interest paid                                                  5,270        5,904
==========================================================================================

See notes to the financial statements (unaudited)

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2005

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

     The Owners have chartered the Vessels to the Initial Charterer under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations under the loans from the Company. Chevron Transport Corporation can terminate a charter at specified dates prior to the expiration of the charter, provided it notify the Owner at least 12 months prior to such termination and make a Termination Payment, refer to Note 7. The Owners' only source of funds with respect to the loans from the Company is payments from Chevron Transport Corporation, including Termination Payments. The Owners do not have any other source of capital for payment of the loans.

     The Company's only source of funds with respect to the Notes are the payments of principal and interest on the loans to the Owners. The Company does not have any other source of capital for payment of the Notes.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron Transport Corporation.

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

6.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

     (in thousands of $)
                                        September 30, 2005   December 31, 2004
                                        ------------------   -----------------
     Debt arrangement fees                       3,400               3,400
     Accumulated amortization                   (2,560)             (2,492)
     ----------------------------------------------------------------------
                                                   840                 908
     ======================================================================

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

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2005


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

Results of Operations

The net change in interest income and interest expense over the nine month period ended September 30, 2005 compared to September 30, 2004 and the three month period ended September 30, 2005 compared to September 30, 2004 decreased by the same amount representing interest received on Term and Serial Loans and interest paid on Term and Serial Notes. Amortization of debt issue costs has decreased in the nine month period ended September 30, 2005 compared to 2004 and the three month period ended September 30, 2005 compared to 2004 as the debt issue costs relating to the Serial Loans have been fully amortized. There were no other changes on the statements of operations and retained earnings.

Financial Condition

Interest payable and interest receivable over the nine month period ended September 30, 2005 increased and decreased by the same amount due to interest accrued on Term and Serial Loans and Term and Serial Notes for the nine month period. Other current liabilities and other current assets decreased by the same amounts representing the payment and reimbursement by the Owners of administrative expenses during the period ended September 30, 2005. As detailed in Note 6., deferred charges were amortised for the nine month period. There were no other changes on the balance sheet for the nine month period ended September 30, 2005.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments at September 30, 2005 is as follows:

     (in thousands of $)
     7.62% Serial Mortgage Notes                                      2,530
     8.52% Term Mortgage Notes due 2015                             108,003
     ------------------------------------------------------------------------
     Total debt                                                     110,533
     Less: short-term portion                                       (12,056)
     ------------------------------------------------------------------------
                                                                     98,477
     ========================================================================

     The outstanding debt as of September 30, 2005 is repayable as follows:

     (in thousands of $)
     Year ending December 31,
     2006                                                            12,056
     2007                                                            10,942
     2008                                                            10,942
     2009                                                            10,942
     2010 and later                                                  65,651
     ------------------------------------------------------------------------
     Total debt                                                     110,533
     ========================================================================

     The serial mortgage notes bear interest at 7.62% and mature on April 1, 2006. Interest is payable semi-annually. The serial mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2005 the Company was in compliance with these covenants.

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining eleven-year sinking fund schedule beginning April 1, 2005. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2005, the Company was in compliance with these covenants.

     As of September 30, 2005, the effective interest rate for the Notes of the Company was 8.50%.

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

        (in thousands of dollars)
                          Charter      Charter       Charter      Charter       Charter      Charter       Charter
        Scheduled           not        terminated    terminated   terminated    terminated   terminated    terminated
        payment date     terminated       2006          2007         2008          2009         2010          2011
        2006                  9,526        3,187        6,339         3,187        6,339        3,187         2,984
        2007                 10,942        2,270        6,339         3,187        6,339        3,187         2,984
        2008                 10,942        2,460        3,390         3,187        6,339        3,187         2,984
        2009                 10,942        2,670        3,680         1,690        6,339        3,187         2,984
        2010                 10,942        2,900        3,990         1,830        3,240        3,187         2,984
        -----------------------------------------------------------------------------------------------------------
        2011 and later       54,709       31,122       39,656        18,784       34,798       15,930        14,922
        -----------------------------------------------------------------------------------------------------------
                            108,003       44,609       63,394        31,865       63,394       31,865        29,842
        ===========================================================================================================

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

     The Company's management, with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the third quarter of 2005.

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


                                   California Petroleum Transport Corporation
                                   ------------------------------------------
                                                 (Registrant)


Date October 16, 2006           By /s/ Nancy DePasquale
     -----------------------       ----------------------------------
                                       Nancy DePasquale
                                       Director and President



Date October 16, 2006           By /s/ R Douglas Donaldson
     ---------------------         ----------------------------------
                                       R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer



02089.0006 #618413