Form 10-Q
period 2006-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2006-11-14
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2006
                               -------------------------------------------------

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------     ------------------------

Commission File Number:        033-79220
                               -------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        04-323976
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

Suite 3218, One International Place, Boston, Massachusetts       02110-2624
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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                            [_] Yes   [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 9, 2006


Common, $1.00 par value .......................................1,000 shares


California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2006


ITEM                                                                    PAGE
Part I    Financial Information
--------------------------------
Item 1    Financial Statements
          Unaudited Balance Sheets as of September 30, 2006
          and December 31, 2005                                            1
          Unaudited Statements of Operations and Retained Earnings
          for the Three and Nine Month Periods Ended
          September 30, 2006 and 2005                                      2
          Unaudited Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 2006 and 2005                        3
          Unaudited Notes to the Financial Statements                      4
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6
Item 3    Quantitative and Qualitative Disclosures about Market Risk       7
Item 4    Controls and Procedures                                          8

Part II   Other Information
----------------------------
Item 1    Legal Proceedings                                                9
Item 1A   Risk Factors                                                     9
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      9
Item 3    Defaults Upon Senior Securities                                  9
Item 4    Submission of Matters to a Vote of Security Holders              9
Item 5    Other Information                                                9
Item 6    Exhibits                                                         9

Signatures                                                                 10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of September 30, 2006 and December 31, 2005
(Unaudited)

(in thousands of US$)

                                                   September 30,    December 31,
                                                       2006             2005

ASSETS
Current assets:
       Cash and cash equivalents                           1               1
       Current portion of serial loans                     -           2,530
       receivable
       Current portion of term loans receivable       10,096           9,526
       Interest receivable                             4,195           2,349
       Other current assets                               28              22
--------------------------------------------------------------------------------
       Total current assets                           14,320          14,428
Term loans receivable, less current portion           87,629          97,659
Deferred charges and other long-term assets              752             818
--------------------------------------------------------------------------------
Total assets                                         102,701         112,905
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Accrued interest                                4,195           2,349
       Current portion of serial mortgage notes            -           2,530
       Current portion of term mortgage notes         10,096           9,526
       Other current liabilities                          28              22
--------------------------------------------------------------------------------
       Total current liabilities                      14,319          14,427
       Term mortgage notes, less current              88,381          98,477
       portion
--------------------------------------------------------------------------------
       Total liabilities                             102,700         112,904
      Stockholder's equity
       Common  stock,   $1  par  value;   1,000            1               1
       shares authorised, issued and
       outstanding
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity           102,701         112,905
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the Three and Nine Month Periods ended September 30, 2006 and 2005
(Unaudited)

(in thousands of US$)

                                                  Three month period      Nine month period
                                                 ended September 30,            ended
                                                                            September 30,
                                                    2006        2005        2006        2005
Revenue
       Interest income                                2,120      2,370       6,610       7,400
       Fees reimbursed by related parties              (22)          6          20          17
-----------------------------------------------------------------------------------------------
       Net operating revenues                         2,098      2,376       6,630       7,417
-----------------------------------------------------------------------------------------------

Expenses
       General and administrative expenses               22        (6)        (20)        (17)
       Amortisation of debt issue costs                (22)       (22)        (66)        (68)
       Interest expense                             (2,098)    (2,348)     (6,544)     (7,332)

-----------------------------------------------------------------------------------------------
                                                    (2,098)    (2,376)     (6,630)     (7,417)
-----------------------------------------------------------------------------------------------
Net income                                                -          -         -             -

Retained earnings, beginning of period                    -          -         -             -
----------------------------------------------------------------------------------------------
Retained earnings, end of period                          -          -         -             -
=============================================== ============ ========== =========== ===========

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

(in thousands of US$)

                                                                   Nine month period ended
                                                                      September 30,
                                                                      2006              2005
Cash flows from operating activities
Net income                                                                   -             -
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortisation of deferred debt issue costs                            66            68
       Amortisation of issue discount on loan receivable                  (66)           (68)
Changes in operating assets and liabilities:
       Interest receivable                                               1,846       (2,062)
       Other current assets                                                  6            15
       Accrued interest                                                (1,846)         2,062
       Other current liabilities                                           (6)          (15)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    -             -
---------------------------------------------------------------------------------------------
Cash flows from investing activities
       Collections on loans receivable                                  12,056        14,282
---------------------------------------------------------------------------------------------
Net cash provided by investing activities                               12,056        14,282
---------------------------------------------------------------------------------------------
Cash flows from financing activities
       Repayments of mortgage notes                                   (12,056)      (14,282)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (12,056)      (14,282)
---------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                      -             -

Cash and cash equivalents at beginning of period                             1             1
------------------------------------------------------------------------------- -------------
Cash and cash equivalents at end of period                                   1             1
=============================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Unaudited Notes to the Financial Statements

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

     The Owners originally chartered four vessels to Chevron and currently charter three Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided it give the Owner non-binding notice of its intention at least 12 months prior to such termination and make a termination payment. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron, including termination payments. The Owners do not have any other source of capital for payment of the loans.

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

2.   PRINCIPAL ACCOUNTING POLICIES

(a)  Revenue and expense recognition

     Interest receivable on the Serial and Term Loans is accrued on a daily basis. Interest payable on the Notes is accrued on a daily basis. The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

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

4.   SERIAL LOANS AND TERM LOANS COLLATERAL

     The Serial and Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JPMorgan Chase Bank as the collateral trustee. The Charters and Chevron Guarantees (whereby the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

5.      DEFERRED CHARGES

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortised over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

       (in thousands of $)              September 30, 2006    December 31, 2005
       Debt arrangement fees                        3,400                3,400
       Accumulated amortisation                    (2,648)              (2,582)
     --------------------------------------------------------------------------
                                                      752                  818
     ==========================================================================


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

Results of Operations

Three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005

Amounts included in the following discussion are derived from our unaudited interim financial statements as at and for the nine months ended September 30, 2006 and 2005.

Interest income

     (in thousands of $)        Three months ended         Nine months ended
                                  September 30,              September 30,
                                2006          2005         2006         2005

Interest income                 2,120         2,370        6,610       7,400
--------------------------------------------------------------------------------

Interest income has decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006, the Owners repaid a total principal of $12.1 million on the Loans. As of September 30, 2006, the Serial Loans were fully paid.

Administrative expenses

     (in thousands of $)        Three months ended         Nine months ended
                                  September 30,              September 30,
                                2006          2005         2006         2005

Administrative expenses          (22)             6           20          17
--------------------------------------------------------------------------------

Administrative expenses have decreased in the three months ended September 30, 2006 compared to the same period in 2005 as a result of the release of the over-accrual of fees in the second quarter of 2006. Administrative expenses for the nine months ended September 30, 2006 are marginally higher than the expense for the corresponding period in 2005 as a result of increased audit fees.

Interest expense

     (in thousands of $)        Three months ended         Nine months ended
                                  September 30,              September 30,
                                2006          2005         2006         2005

Interest expense                2,120         2,370        6,610       7,400
--------------------------------------------------------------------------------

Interest expense has decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to a decrease in the principal balance of the Notes. On April 1, 2006, we repaid a total principal of $12.1 million on the Notes. As of September 30, 2006, the Serial Notes were fully paid.

Fees reimbursed by related parties

     (in thousands of $)            Three months ended         Nine months ended
                                      September 30,              September 30,
                                    2006          2005         2006         2005

Fees reimbursed by related parties   (22)             6           20          17
--------------------------------------------------------------------------------

General and administrative expenses comprising trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Quantitative information about market risk

     Quantitative information about market risk instruments as of September 30, 2006 is as follows:

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


The outstanding debt as of September 30, 2006 is repayable as follows:

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
     ===========================================================================


     The Term Mortgage Notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining nine-year sinking fund schedule beginning April 1, 2007 and interest being payable semi-annually. The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and the making additional loans or advances to affiliates. As of September 30, 2006, the Company was in compliance with these covenants.

     As of September 30, 2006, the effective interest rate for the Term Mortgage Notes was 8.52%.

     The Term Mortgage Notes are subject to redemption through the operation of a mandatory sinking fund on April 1 of each year, commencing on April 1, 2004 up to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of Term Mortgage Notes being redeemed, together with interest accrued to the date fixed for redemption. If a charter is terminated, the scheduled mandatory sinking fund payments on the Term Mortgage Notes will be revised so that the allocated principal amount for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

     The table below provides the revised scheduled sinking fund redemption amounts and final principal payments following termination of the related charters on each of the optional termination dates.

   (in thousands of $)
   Scheduled     Charter     Charter     Charter     Charter     Charter    Charter    Charter
   payment date  not         terminated  terminated  terminated  terminated terminated terminated
                 terminated        2006        2007        2008       2009       2010        2011
   2006               9,526       3,187       6,339       3,187      6,339      3,187       2,984
   2007              10,942       2,270       6,339       3,187      6,339      3,187       2,984
   2008              10,942       2,460       3,390       3,187      6,339      3,187       2,984
   2009              10,942       2,670       3,680       1,690      6,339      3,187       2,984
   2010              10,942       2,900       3,990       1,830      3,240      3,187       2,984
   2011 and          54,709      31,122      39,656      18,784     34,798     15,930      14,922
   later
   ------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------
                    108,003      44,609      63,394      31,865     63,394     31,865      29,842
   ============= =========== =========== =========== =========== ========== ========== ===========

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

     The Company's management including the Company's President and Treasurer, with the participation of the Company's manager, Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

(b)  Changes in internal controls

     There were no material changes in the Company's internal control over financial reporting during the third quarter of 2006.

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

                                      California Petroleum Transport Corporation
                                      ------------------------------------------
                                                     (Registrant)


Date      November 9, 2006          By         /s/ Nancy I. DePasquale
    ----------------------------      ------------------------------------------
                                                  Nancy I. DePasquale
                                                Director and President



Date      November 9, 2006      By           /s/ R. Douglas Donaldson
    ----------------------------      ------------------------------------------
                                                R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer





SK 02089 0006 721196