Form 10-K
period 2006-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2007-04-16
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2006
                          ------------------------------------------------------

                                       OR
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ------------------------------------------------

Commission file number                       033-79220
                        --------------------------------------------------------

                   California Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                    04-3232976
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incoporation or organisation)


     Suite 3218, One International Place, Boston, Massachusetts, 02110-2624
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617)951-7690
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Large accelerated                                          Non-accelerated
filer  [_]              Accelerated filer [_]              filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                [_] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                                                            None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2007.
                                      1,000 shares of Common Stock, $1 par value


DOCUMENTS INCORPORATED BY REFERENCE:  None

                   CALIFORNIA PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.    Business............................................................1
Item 1A.   Risk Factors........................................................4
Item 1B.   Unresolved Staff Comments...........................................7
Item 2.    Properties..........................................................8
Item 3.    Legal Proceedings...................................................8
Item 4.    Submission of Matters to a Vote of Security Holders.................8

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...................8
Item 6.    Selected Financial Data.............................................8
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.........12
Item 8.    Financial Statements and Supplementary Data........................14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................23
Item 9A.   Controls and Procedures............................................23
Item 9B.   Other Information..................................................23

PART III
Item 10.   Directors and Executive Officers of the Registrant.................23
Item 11.   Executive Compensation.............................................24
Item 12.   Security Ownership of Certain Beneficial Owners And
           Management and Related Stockholder Matters.........................24
Item 13.   Certain Relationships and Related Transactions.....................24
Item 14.   Principal Accountant Fees and Services.............................25

PART IV
Item 15.   Exhibits and Financial Statement Schedules.........................25
Signatures                                                                    29

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

We have no employees.

The Owners

Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("CalPetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") was organised as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels. Each of the foregoing companies is also referred to in this document as an "Owner". Each Owner will only engage in the business of the ownership and chartering of its Vessel in addition to activities resulting from or incidental to such ownership and chartering. Each Owner is an ultimate wholly-owned subsidiary of Frontline Ltd. or Frontline, a publicly listed Bermuda company. None of the Owners is owned by, or is affiliated with, us and neither we nor any Owner is owned by or is an affiliate of Chevron.

The Charters

Three of the Vessels, the Cygnus Voyager, the Altair Voyager and the Sirius Voyager are currently chartered to Chevron under bareboat charters dated as of the date of the original issuance of the Notes (collectively, the "Chevron Charters") and which are due to expire on April 1, 2015. The Virgo Voyager is currently chartered to Front Voyager Inc., for a period of two years expiring on April 1, 2008 under a bareboat charter dated as of March 31, 2006 (the "Front Voyager Charter"). We refer to the Chevron Charters and the Front Voyager Charter collectively as the Charters.

Under the Chevron charters, Chevron can elect to terminate the Charter on any of three termination dates occurring at two-year intervals that began in 2003, 2004, 2005 or 2006 as the case may be. Non-binding notice of Chevron's intention to exercise the first option to terminate must be given at least 12 months prior to the termination date and irrevocable notice must be given at least nine months prior to the first optional termination date. For subsequent optional termination dates, notice of Chevron's intention to terminate must be given seven months prior to the termination date. Chevron is required to pay each Owner a termination payment (the "Termination Payment") on or prior to the remaining termination dates as follows:

(In millions of $)
Optional                     Cygnus             Altair            Sirius
Termination Date             Voyager            Voyager           Voyager

April 1, 2007                 11.12                                9.91
April 1, 2008                                   10.03
April 1, 2009                  9.97                                8.89
April 1, 2010                                    8.94
April 1, 2011                                                      7.88

On April 21, 2005, one of the Owners, CalPetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Virgo Voyager on April 1, 2006 pursuant to that charter's terms. On April 1, 2006, the Virgo Voyager was redelivered to the Owner and immediately delivered to Front Voyager Inc, a wholly owned subsidiary of Frontline for an initial two year period (the "Initial Period") under the Front Voyager Charter which provides for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. The Front Voyager Charter contains seven annual options to extend the charter after April 1, 2008 and provides sufficient funds to allow CalPetro Bahamas III to satisfy its obligations to make mandatory sinking fund payments and to pay all related expenses.

Under the Front Voyager Charter, if Front Voyager Inc. does not exercise any charter extension option or if the Front Voyager Charter is otherwise terminated, Front Voyager Inc. is obligated to pay CalPetro Bahamas III an amount, after accounting for the termination fee, Initial Period charterhire and all expenses incurred to recharter the vessel that is sufficient to cover:

     (a) the principal and interest due on the serial and term loans from California Petroleum based on the revised sinking fund schedule that took effect when the charter was terminated by Chevron;

     (b)  any recurring fees and taxes for the vessel;

     (c) the management fee and technical advisor's fees allocated to the Owner;

     (d) the amount of fees and expenses of the Indenture Trustee, trustee fees and designated representative fees allocable to the Owner; and

     (e) an amount equal to at least 30% of the estimated annual amounts above to cover miscellaneous and unexpected expenses.

If the Front Voyager Charter is extended, Front Voyager Inc. is to pay the Owner, on or before the date of the extension, an additional amount equal to the lesser of:

     (i) the amount of principal and interest on the mortgage term loan that will become due in the period of the extension; or

     (ii) the amount that provides sufficient funds to pay in full all amounts due under the revised sinking fund schedule after taking into account prior amounts of prepaid charterhire, termination fees and expenses to recharter the vessel.

If any of the charter agreements are terminated and an acceptable replacement charter cannot be found, Frontline will solicit bids for the sale of the vessel. If there are no bids that provide net proceeds that, together with the termination payment, at least equal the allocated principal amount of the Company's term mortgage notes plus any interest accrued, Frontline will forward to the appointed Indenture Trustee copies of all bids for the recharter of the vessel. Unless instructed by all the holders of the Term Mortgage Notes to accept a sale bid that is below the required minimum bid, Frontline will attempt to recharter the vessel on such terms as it deems appropriate provided that:

     (i)  such charter is at arms length;

     (ii) such charter shall have a termination date no later than April 1, 2015; and

    (iii) the charterhire payable is sufficient to make the mandatory sinking fund payments together with all related interest, recurring fees and taxes for the vessel and the cost of insurance not maintained by the charterer, management fees and technical advisor's fees and the fees of the designated representative, the indenture trustee and the collateral trustee as defined in the prospectus for the Registrant's 8.52% First Preferred Mortgage Notes due 2015.

As af March 29, 2007, no termination notices have been received from Chevron for the remaining Chevron Charters.

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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity:

     o Ultra large crude carriers "ULCC" -size range of approximately 320,000 to 450,000 deadweight tons (dwt);
     o Very large crude carriers "VLCC" -size range of approximately 200,000 to 320,000 dwt;
     o    Suezmax-size range of approximately 120,000 to 200,000 dwt;
     o    Aframax-size range of approximately 60,000 to 120,000 dwt; and
     o    small tankers of less than approximately 60,000 dwt.

ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

The shipping industry is highly cyclical, experiencing volatility in profitability, vessel values and charter rates. In particular, freight and charter hire rates are strongly influenced by the supply and demand for shipping capacity.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission ("SEC"). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at the our principal executive offices at Suite 3218, One International Place, Boston, Massachusetts, 02110-2624 or at the offices of our manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

Item 1A. Risk Factors

Our capitalization is nominal and we have no source of income other than payments by the Owners who are foreign corporations as described above. As a result, we are exposed to the same risk factors affecting the Owners. The following is a summary of some of the risks which may adversely affect our business, financial condition or results of operations. Our potential losses due to exposure to the following risk factors are difficult to quantify.

The cyclical nature of the tanker industry may lead to volatile changes in charter rates, which may adversely affect the earnings of the Owners

Three of the Vessels are currently operated under the Chevron Charters. The Chevron Charters each have a term expiring on April 1, 2015, subject to Chevron having an option to terminate the Charters at earlier dates as discussed above. On April 21, 2005, Chevron gave irrevocable notice of intention to exercise its first termination option effective April 1, 2006 on the single hull vessel, Virgo Voyager. Pursuant to a bareboat charter agreement between Bahamas III and Front Voyager Inc., Front Voyager Inc. agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period with a further seven annual optional periods. We refer to Chevron and Frontline as the charterers.

If the tanker industry, which has been cyclical, is depressed in the future when the Charters expire or are terminated, the earnings and available cash flow of the Owners may decrease. The Owners' ability to re-charter the Vessels on the expiration or termination of the current Charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for petroleum and petroleum products. The Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to us on the serial and term loans. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Because the Owners' Charters may expire or be terminated, they may incur additional expenses and not be able to re-charter the Vessels profitably

As discussed above, Chevron may elect to terminate their Chevron Charters on certain termination dates and on April 21, 2005 irrevocable notice of Chevron's intention to exercise its first termination option on the single hulled vessel Virgo Voyager was received. In addition, Front Voyager Inc. may elect not to exercise its annual renewal options.

We cannot predict at this time any of the factors that the charterers will consider in deciding whether to exercise any of their remaining termination or renewal options under the Charters. It is likely, however, that the charterers would consider a variety of factors, which may include whether a vessel is suitable to their requirements and whether competitive charterhire rates are available in the open market at that time.

In the event that the charterers terminate any of the remaining Charters, they are required under the terms of the Charter to make a termination payment to the relevant vessel owner. The amount of the termination payment is not expected to be sufficient to cover the Owners' obligations to us under the Notes. If the charterers terminate the Charter, the Owners will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the serial and term loans. We cannot assure you that the Owner will be able to meet these obligations upon the termination of a charter. Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market which is subject to greater fluctuation than the time charter market. Any replacement charter may bring the Owners lower charter rates and would likely require them to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the serial and term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Front Voyager Inc. one of our current charterers, is a wholly owned subsidiary of, Frontline, which also is our manager and as such conflicts of interest might arise where Frontline would favor its own interests over ours

Front Voyager Inc. the current charterer of the Virgo Voyager, is a wholly owned subsidiary of Frontline. As such, situations might arise where Frontline may favor its own interest to the detriment of the Virgo Voyager's owner, CalPetro Bahamas III, or the Company's security holders. Possible conflicts of interest may arise in re-negotiation of our charter with Front Voyager Inc. or negotiations of disputes arising from the Front Voyager Charter, where Frontline may act in its own best interests and not our best interests.

The Owners operate in the highly competitive international tanker market which could affect their position at the end of the current Charters or if the charterers terminate the Charters earlier

As discussed in Item 1, the operation of tanker vessels and transportation of crude and petroleum products is an extremely competitive business. During the term of the existing Charters with the charterers, the Owners are not exposed to the risk associated with this competition. At the end of the current Charters or in the event that the charterers terminate any charter at any of the optional termination dates, the Owners will have to compete with other tanker owners, including major oil companies as well as independent tanker companies for charters. Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets, which could result in the Owners achieving lower revenues from their suezmax oil tankers which will reduce the amounts available, if any, to pay the principal and interest on the serial and term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Safety, environmental and other governmental and other requirements expose us to liability, and compliance with current and future regulations could require significant additional expenditures, which could have a material adverse affect on our business and financial results.

The Owners' operations are affected by extensive and changing international, national, state and local laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictions in which the Vessels operate and the country or countries in which such vessels are registered, including those governing the management and disposal of hazardous substances and wastes, the cleanup of oil spills and other contamination, air emissions, and water discharges and ballast water management. These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002. In addition, vessel classification societies also impose significant safety and other requirements on our vessels. In complying with current and future environmental requirements, the Owners may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require us to incur significant capital expenditures on our vessels to keep them in compliance, or even to scrap or sell certain vessels altogether.

Many of these requirements are designed to reduce the risk of oil spills and other pollution, and our compliance with these requirements can be costly. These requirements also can affect the resale value or useful lives of the Owners vessels', require a reduction in cargo-capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports.

Under local, national and foreign laws, as well as international treaties and conventions, the Owners could incur material liabilities, including cleanup obligations, natural resource damages and third-party claims for personal injury or property damages, in the event that there is a release of petroleum or other hazardous substances from our vessels or otherwise in connection with our current or historic operations. The Owners could also incur substantial penalties, fines and other civil or criminal sanctions, including in certain instances seizure or detention of our vessels, as a result of violations of or liabilities under environmental laws, regulations and other requirements.

For example, OPA affects all vessel owners shipping oil to, from or within the United States. OPA allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in United States waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters. OPA expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

Compliance with extensive and changing environmental laws and other regulations may entail significant expenses including expenses for ship modifications and changes in operating procedures and therefore affect the operation of the Vessels. Although the charterers are responsible for all operational matters and bear all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners' business operations at any time after the expiration or termination of the Charters or in the event the charterers fail to make a necessary payment.

An acceleration of the current prohibition to trade deadlines for non-double hull tankers could adversely affect the Owners operations

One of the Vessels is a non-double hull tanker. The United States, the European Union and the International Maritime Organization, or IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates, depending on certain factors such as the size of the vessel and the type of cargo. In the case of our non-double hull tankers, these phase out dates range from 2010 to 2015. As of April 15, 2005, the Marine Environmental Protection Committee of the IMO has amended the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of certain categories of single hull tankers, including the types of vessels in our fleet, from 2015 to 2010 unless the relevant flag states extend the date. This change could result in non-double hull tankers being unable to trade in many markets after 2010. The phase out of single hull tankers will also reduce the demand for single hull tankers, force the remaining single hull tankers into employment on less desirable trading routes and increase the number of tankers trading on those routes. As a result, single hull tankers are likely to be chartered less frequently and at lower rates. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner's ability to generate income which will affect the Owner's ability to service its debt to us.

The Owners may not have adequate insurance in the event existing charters are terminated

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labour strikes. In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. Under the Charters, the charterers bear all risks associated with the operation of the Vessels including the total loss of the Vessels. However, we cannot assure holders of the Notes that the Owners will adequately insure against all risks or in the event the Charters expire or are terminated. The Owners may not be able to obtain adequate insurance coverage at reasonable rates for the Vessels in the future and the insurers may not pay particular claims.

The Owners are highly dependent on Chevron and Chevron Corporation and Frontline

The Owners are highly dependent on the due performance by Chevron and Front Voyager Inc. of their obligations under the Charters and by Chevron's guarantor, the Chevron Corporation, of its obligations under its guarantee. A failure by Chevron, Chevron Corporation or Front Voyager Inc. to perform their obligations could result in the inability of the Owners to service the term loans. If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

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

None

Item 2.    Properties

We have no property. The serial and term loans granted to the Owners are collateralised by first preferred mortgages over the property of the Owners as outlined below. The Owners paid approximately $80.7 million for each double-hulled Vessel and $40.0 million for the single-hulled Vessel in 1995. Other than the Vessels described below, the Owners have no property.

--------------------------------------------------------------------------------
Vessel           Construction   Registration  Delivery Date    Approximate dwt.
--------------------------------------------------------------------------------
Cygnus Voyager   Double-hull    Bahamas       March 1993       150,000
--------------------------------------------------------------------------------
Altair Voyager   Double-hull    Bahamas       August 1993      130,000
--------------------------------------------------------------------------------
Sirius Voyager   Double-hull    Bahamas       October 1994     150,000
--------------------------------------------------------------------------------
Virgo Voyager    Single-hull    Bahamas       February 1992    150,000
--------------------------------------------------------------------------------

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) There is no established trading market for the Common Stock of the Registrant.

(b)  As of February 28, 2007,  with respect to the Common  Stock,  there was one
     (1) holder of record of the Registrant's Common Stock.

(c)  There were no repurchases of the Common Stock of the Registrant.

Item 6.    Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2006, 2005 and 2004, and the balance sheet data as at December 31, 2006 and 2005 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2003 and 2002 and the selected balance sheet data as at December 31, 2004, 2003 and 2002 have been derived from audited financial statements of the Company not included herein.

                                               Year ended December 31,
($'000s except per share data)         2006     2005     2004      2003     2002
------------------------------         ----     ----     ----      ----     ----
Total operating revenues              8,798    9,793   10,922    12,450   13,808
Net income                                -        -        -         -        -
Net income per share                      -        -        -         -        -
Total assets                        100,625  112,905  127,483   144,090  162,618
Long term liabilities                88,381   98,477  110,533   124,815  141,120
Cash dividends declared per share         -        -        -         -        -

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2006 and 2005.

($'000s)                       First         Second        Third       Fourth
                              Quarter       Quarter       Quarter     Quarter
                              -------       -------       -------     -------
2006
Operating revenues              2,390         2,142         2,120        2,146
Expenses                       (2,390)       (2,142)       (2,120)      (2,146)

Net income 2005                     -             -             -            -
Operating revenues              2,643         2,398         2,376        2,376
Expenses                       (2,643)       (2,398)       (2,376)      (2,376)
Net income                          -            -              -            -

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

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to Chevron and Frontline under bareboat charters which are expected to provide:

a) charterhire payments which we and the Owners expect will be sufficient to pay, so long as the Charters are in effect:

          i. the Owners' obligations under the loans for acquiring the Vessels,
          ii.  management fees and technical advisor's fees,
          iii. recurring fees and taxes, and
          iv. any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners;

b) termination payments sufficient to make sinking fund and interest payments on the term mortgage notes, to the extent allocable to the Vessel for which the related Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered; and

c) that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Charters; and to arrange for vessel management and remarketing services to be available in case any Charter is terminated by Chevron or Frontline, or any Vessel is for any other reason returned to the possession and use of the Owners.

As of February 28, 2007, notice had not been received from Chevron regarding the termination of the remaining Charters.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Interest income

     (in thousands of $)                                 2006            2005

Interest income                                         8,729           9,771
--------------------------------------------------------------------------------

Interest income has decreased in 2006 compared to the same periods in 2005 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006 the Owners repaid a total principal of $12.1 million on the Loans. As of December 31, 2006 the Serial Loans were fully paid.

Expenses reimbursed

     (in thousands of $)                                 2006            2005

Expenses reimbursed                                        69              22
--------------------------------------------------------------------------------

Administrative expenses are higher in 2006 as a result of increased audit fees.

Interest expense

     (in thousands of $)                                  2006            2005

Interest expense                                       (8,641)          (9,681)
--------------------------------------------------------------------------------

Interest expense has decreased compared to 2005 primarily due to a decrease in the principal balance of the Notes. On April 1, 2006 we repaid a total principal of $12.1 million on the Notes. As of December 31, 2006 the Serial Notes were fully paid.

Administrative expenses

     (in thousands of $)                                  2006            2005

Administrative expenses                                   (69)            (22)
--------------------------------------------------------------------------------

General and administrative expenses comprising trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses reimbursed.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Interest income

     (in thousands of $)                                  2005            2004

Interest income                                          9,771          10,865
--------------------------------------------------------------------------------

Interest income has decreased in 2005 compared to the same periods in 2004 primarily due to a decrease in the principal balance of loans receivable.

Expenses reimbursed

     (in thousands of $)                                  2005            2004

Expenses reimbursed                                         22              57
--------------------------------------------------------------------------------

Administrative expenses are higher in 2004 as compared to 2005 as 2004 includes an additional billing for audit fees in respect of the 2003 year of $25,000.

Interest expense

     (in thousands of $)                                  2005            2004

Interest expense                                       (9,681)        (10,609)
--------------------------------------------------------------------------------

Interest expense has decreased compared to 2004 primarily due to a decrease in the principal balance of the Notes.

General and Administrative Expenses

     (in thousands of $)                                  2005            2004

General and Administrative expenses                       (22)            (57)
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

Recently Issued Accounting Standards

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretative guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method, which focuses primarily on the income statement impact of misstatements, and the "iron curtain" method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in a current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company's results of operations or financial position.

There were no new accounting standards that would have an impact on our results.

Tabular disclosure of contractual obligations

As at December 31, 2006, we had the following contractual obligations and commitments:

                                               Payments due by period
                           Less than      1-3      3-5      More than
(in $'000)                  1 year       years    years      5 years     Total
--------------------------------------------------------------------------------
Term Mortgage Notes
Notes (8.52%)                10,096      20,342   20,572      47,467     98,477

--------------------------------------------------------------------------------
Total contractual
obligations                  10,096      20,342   20,572      47,467     98,477
--------------------------------------------------------------------------------

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about the instruments as at December 31, 2006 is as follows:

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

Scheduled                                      No initial        All initial
payment date                                   charters           charters
                                               terminated         terminated
                                                    $'000              $'000
April 1, 2007                                      10,942              8,609
April 1, 2008                                      10,942              5,850
April 1, 2009                                      10,942              6,350
April 1, 2010                                      10,942              6,890
April 1, 2011                                      10,942              7,480
April 1, 2012                                      10,942              8,110
April 1, 2013                                      10,942              8,800
April 1, 2014                                      10,942              9,550
April 1, 2015                                      10,941             36,838
--------------------------------------------------------------------------------
                                                   98,477             98,477
================================================================================

The outstanding amount of term loans at December 31, 2006 was $98,477,000.

Serial Loans
The principal balance of the serial loan made to the Owners earned interest at 7.62% and matured on April 1, 2006.

Item 8.    Financial Statements and Supplementary Data
                                                                            Page
Report of Registered Public Accounting Firm                                   15
Balance Sheets as of December 31, 2006 and 2005                               16
Statements of Operations and Retained  Earnings
for the Years Ended December 31, 2006, 2005 and 2004                          17
Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004                                              18
Notes to Financial Statements                                                 19

Report of Registered Public Accounting Firm

To the Board of Directors
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2006 and 2005 and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP

New York, New York

April 11, 2007

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2006 and 2005
(in thousands of US$)

                                                             2006          2005
ASSETS
Current assets:
       Cash and cash equivalents                                1             1
       Current portion of serial loans receivable               -         2,530
       Current portion of term loans receivable            10,096         9,526
       Interest receivable                                  2,098         2,349
       Other current assets                                    49            22
--------------------------------------------------------------------------------
       Total current assets                                12,244        14,428
Term loans receivable, less current portion                87,651        97,659
Deferred charges and other long-term assets                   730           818
--------------------------------------------------------------------------------
Total assets                                              100,625       112,905
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
       Accrued interest                                     2,098         2,349
       Current portion of serial mortgage notes                 -         2,530
       Current portion of term mortgage notes              10,096         9,526
       Other current liabilities                               49            22
--------------------------------------------------------------------------------
       Total current liabilities                           12,243        14,427
       Term mortgage notes, less current portion           88,381        98,477
--------------------------------------------------------------------------------
Total liabilities                                         100,624       112,904
       Stockholder's equity
           Share capital                                        1             1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                100,625       112,905
================================================================================

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2006, 2005 and 2004
(in thousands of US$)

                                                   2006       2005         2004
Revenue
       Interest income                            8,729      9,771       10,865
       Expenses reimbursed                           69         22           57
--------------------------------------------------------------------------------
Total operating revenues                          8,798      9,793       10,922
--------------------------------------------------------------------------------

Expenses
       General and administrative expenses         (69)       (22)         (57)
       Amortization of debt issue costs            (88)       (90)        (256)
       Interest expense                         (8,641)    (9,681)     (10,609)
--------------------------------------------------------------------------------
                                                (8,798)    (9,793)     (10,922)
--------------------------------------------------------------------------------
Net income                                            -          -            -

Retained earnings, beginning of year                  -          -            -
--------------------------------------------------------------------------------
Retained earnings, end of year                        -          -            -
================================================================================

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (in thousands of US$)

                                                       2006      2005      2004
Net income                                                -         -         -
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Amortization of deferred debt issue costs            88        90       256
    Changes in operating assets and liabilities:
    Interest receivable                                 251       286       309
    Other current assets                               (27)        10       (7)
    Accrued interest                                  (251)     (286)     (309)
    Other current liabilities                            27      (10)         7
--------------------------------------------------------------------------------
    Net cash provided by operating activities            88        90       256
--------------------------------------------------------------------------------
Cash flows from investing activities
     Collections on loans receivable                  12,056   14,192    16,049
--------------------------------------------------------------------------------
     Net cash provided by investing activities        12,056   14,192    16,049
--------------------------------------------------------------------------------
Cash flows from financing activities
     Repayments of mortgage notes                   (12,144)  (14,282)  (16,305)
--------------------------------------------------------------------------------
     Net cash used in financing activities          (12,144)  (14,282)  (16,305)
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                   -         -         -

Cash and cash equivalents at beginning of year            1         1         1
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  1         1         1
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
       Interest paid                                  8,892     9,968    11,173

See accompanying notes to the financial statements.

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

The Owners have chartered three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice.

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Bahamas III, Chevron paid a termination fee of $5,050,000. As manager to CalPetro (Bahamas
III), Frontline Ltd ("Frontline") was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Bahamas III and three affiliated companies. Pursuant to a bareboat charter agreement between CalPeto (Bahamas III) and Front Voyager Inc, a wholly owned subsidiary of Frontline, Front Voyager Inc agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006.

The Virgo Voyager is a single hull vessel. The United States, the European Union and the International Maritime Organisation, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. Management do not know whether the non-double hull vessel will be subject to this accelerated phase-out, but this change could result in the Vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner's ability to generate income which will affect the Owner's ability to service its debt to us.

The Company's only source of funds with respect to the Notes is the payment of the principal and interest on the loans by the Owners. The Company does not have any other source of capital for payment of the Notes. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron and Frontline, including termination payments and investment income. The Owners do not have any other source of capital for payment of the loans

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

2.   PRINCIPAL ACCOUNTING POLICIES

(a)  Revenue and expense recognition

     Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis. Interest payable on the Serial Mortgage Notes and on the Term Mortgage Notes is accrued on a daily basis. The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

(b)  Deferred charges

     Deferred charges represent the capitalisation of debt issue costs. These costs are amortized over the term of the Notes to which they relate on a straight line basis.

(c)  Reporting currency

     The reporting and functional currency is the United States dollar.

(d)  Use of estimates

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

     In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretative guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method, which focuses primarily on the income statement impact of misstatements, and the "iron curtain" method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in a current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company's results of operations or financial position.

3.   SERIAL LOANS

     The final tranche of the principal balances of the Serial Loans earned interest at 7.62% and matured on April 1, 2006.

4.   TERM LOANS

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

5.   TERM LOANS COLLATERAL

     The Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels subject to the charters with Chevron have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JP Morgan Trust Company, National Association (formerly the Chemical Trust Company of California) as the collateral trustee (the "Trustee"). The charters with Chevron and Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The Capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements which have also been collaterally assigned to the Trustee.

     The Virgo Voyager was bareboat chartered to Front Voyager Inc. as of April 1, 2006 upon its redelivery from Chevron by virtue of a bareboat charter dated March 31, 2006 by and between CalPetro Bahamas III and Front Voyager Inc. (the "Front Voyager Charter"). The earnings and insurance relating to the Front Voyager Charter has been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to the trustee. The Front Voyager Charter has been collaterally assigned pursuant to an assignment of charter to the Company, which in turn has assigned such assignment to the trustee.

6.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized on a straight line basis over the term of the Notes to which they relate. The deferred charges are comprised of the following amounts:

     (in thousands of $)                                        2006       2005
     Debt arrangement fees                                     3,400      3,400
     Accumulated amortization                                (2,670)    (2,582)
     ---------------------------------------------------------------------------
                                                                 730        818
     ===========================================================================

7.   DEBT

     (in thousands of $)                                        2006       2005
     7.62% Serial Mortgage Notes due 2006                          -      2,530
     8.52% Term Mortgage Notes due 2015                       98,477    108,003
     ---------------------------------------------------------------------------
     Total debt                                               98,477    110,533
     Less: short-term portion                               (10,096)   (12,056)
     ---------------------------------------------------------------------------
                                                              88,381     98,477
     ===========================================================================

     The outstanding debt as of December 31, 2006 is repayable as follows:

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
     ===========================================================================

     The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006. Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2006 and 2005, the Company was in compliance with these covenants.

     As of December 31, 2006, the effective interest rate for the Notes of the Company was 8.52%.

     The term mortgage notes are subject to redemption through operation of the mandatory sinking fund on April 1 of each year, commencing on April 1, 2006, to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of term mortgage notes being redeemed, together with interest accrued to the date fixed for redemption. If a Charter is terminated, the scheduled mandatory sinking fund payments on the term mortgage notes will be revised so that the allocated principal amount of the term mortgage notes for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

     The table below provides the revised scheduled sinking fund redemption amounts and final principal payments on the term mortgage notes following termination of the related charters on each of the optional termination dates.

     (in thousands of $)
     Scheduled
     payment Charter not Charter Charter Charter Charter Charter date terminated terminated terminated terminated terminated terminated
                                2007       2008       2009       2010       2011
     2007          10,942      6,339      3,187      6,339      3,187      2,984
     2008          10,942      3,390      3,187      6,339      3,187      2,984
     2009          10,942      3,680      1,690      6,339      3,187      2,984
     2010          10,942      3,990      1,830      3,240      3,187      2,984
     2011          10,942      4,330      1,990      3,510      1,510      2,984
     2012 and      43,767     35,326     16,794     31,288     14,420     11,938
     later
     ---------------------------------------------------------------------------
                   98,477     57,055     28,678     57,055     28,678     26,858
     ===========================================================================

8.   SHARE CAPITAL

     (in thousands of $)                                      2006         2005
     Authorized, issued and fully paid share capital:
       1,000 shares of $1.00 each                                1            1

9.   FINANCIAL INSTRUMENTS

     Fair values
     The carrying value and estimated fair value of the Company's financial instruments at December 31, 2006 and 2005 are as follows:

                                        2006        2006        2005       2005
                                        Fair    Carrying        Fair   Carrying
     (in thousands of $)               Value       Value       Value      Value
     Cash and cash equivalents             1           1           1          1
     Serial Mortgage Notes 7.62%           -           -       2,530      2,530
     maturing through 2006
     8.52% Term Mortgage Notes       105,001      98,477     120,963    108,003
     due 2015

     The methods and assumptions used in estimating the fair values of financial instruments are as follows:

     The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

     The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available

     Concentrations of risk

     The Company's only source of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the loans from the Company are from charterhire payments from Chevron and Frontline Voyager Inc. as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's President and Treasurer, with the participation of the Company's manager, Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Controls

There were no m9aterial changes in the Company's internal control over financial reporting during the year.


Item 9b. Other Information

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company does not have any employees. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

  Name                             Age    Position with Company
  Nancy I. DePasquale              40     Director and President
  Geraldine St-Louis               31     Vice President
  Louise E. Colby                  59     Director and Assistant Secretary
  R. Douglas Donaldson             65     Treasurer
  Franklin P. Collazo              27     Secretary

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Nancy I. DePasquale has been a Director and the President of California Petroleum since 1994. She joined JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions, in 1993 as its President and is currently the Vice President of JH Management Corporation. From 1991 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA. From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

Geraldine St-Louis has been the Vice President of the Company since March 2001. She joined JH Management Corporation in March 2001 as the vice president. From 1999 to 2001, she was an Executive Secretary in the Health Systems Group at Harvard University School of Public Health, specialising in the field of health studies in Third World countries.

Louise E. Colby has been a Director of the Company since 1994. She was the Secretary and Treasurer in 1994 and has served as an Assistant Secretary from 1995 to present. She is a former Director, Secretary and Treasurer of JH Management Corporation beginning in 1989 and currently serves as its Assistant Secretary. She has also served as the Trustee of the Cazenove Street Realty Trust since 1983 and formerly served as a Trustee of The 1960 Trust, a charitable trust for the benefit of Harvard University.

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

Franklin P. Collazo has been the Secretary of the Company since July 2006. He is currently a corporate paralegal at the law offices of Ropes & Gray in Boston. From August 2003 to June 2006, he worked as a Jurisdictional Field Representative and Customer Service Representative at Corporation Service Company, principally in the areas of UCC/Corporate searching and filing requirements and corporate audits.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 28, 2007 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on February 28, 2007.

                                          Beneficial Ownership
                   Name and address                                     Percent
Class of shares    of beneficial owners           Number of shares      of Class
---------------    ----------------------------  -----------------     ---------
Ordinary Shares    The California Trust           1,000                  100%
                   C/O JH Holdings Corporation
                   Room 3218
                   One International Place
                   Boston, MA 02110-2624

The Company does not have an equity compensation plan.

Item 13.  Certain Relationships and Related Transactions

N/A

Item 14.  Principal Accountant Fees and Services

We have engaged Grant Thornton as our principal accountant. The following table summarises fees we have paid Grant Thornton for independent auditing, tax and related services for each of the last two fiscal years:

                                                         2006              2005
Audit fees (1)                                        $71,995           $15,500
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

(a) The  following  documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2006 and 2005

Statements of Operations and Retained Earnings for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

(b) Exhibits

          3.1 Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

          3.2     Bylaws of California Petroleum Transport Corporation (filed as
                  Exhibit 3.2 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

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

          10.1 Form of Vessel Purchase Agreement between CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited, and Chevron Transport Corporation (including the form of Assignment of such Vessel Purchase Agreement to California Petroleum Transport Corporation by CalPetro Tankers (Bahamas
                  I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited) (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

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

          10.8 Form of Serial Loan Agreement between California Petroleum Transport Corporation and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro (Bahamas III) Limited] (filed as Exhibit 4.12 to Registrant's Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

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

          10.15 Bareboat Charter Agreement by and between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. entered into as of March 31, 2006.*

          10.16 Assignment of Charter by and between California Petroleum Transportation Corporation and Calpetro Tankers (Bahamas III) Limited entered into as of March 31, 2006.*

          10.17 Collateral Assignment of Charter by and between California Petroleum Transport Corporation and J.P. Morgan Trust Company, National Association entered into as of March 31, 2006.*

          31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

          31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

          32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                      California Petroleum Transport Corporation
                                                     (Registrant)


Date        April 16, 2007        By  /s/ Nancy I. DePasquale
                                      ------------------------------------------
                                                  Nancy I. DePasquale
                                                       President

Pursuant to the requirements of the
Securities Exchange Act of 1934, this
report has been signed below by the
following persons on behalf of the
registrant and in the capacities and on
the dates indicated.


Date        April 16, 2007        By  /s/ Nancy I. DePasquale
                                      ------------------------------------------
                                                  Nancy I. DePasquale
                                                Director and President


Date        April 16, 2007        By  /s/ R. Douglas Donaldson
                                      ------------------------------------------
                                                 R. Douglas Donaldson
                                                       Treasurer

SK 02089 0006 760650 v4