Form 10-Q
period 2007-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2007-05-15
CIK 923649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                               -------------------------------------------------

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

                                                                 [_] Yes [ X] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 30, 2007

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2007

                                                                            PAGE
Part I    Financial Information
Item 1    Financial Statements
          Unaudited Balance Sheets as of March 31, 2007 and
          December 31, 2006                                                 1
          Unaudited Statements of Operations and Retained Earnings for
          the three month periods ended March 31, 2007 and 2006             2
          Unaudited Statements of Cash Flows for the three month
          periods ended March 31, 2007 and 2006                             3
          Notes to the Financial Statements                                 4
Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8
Item 3    Quantitative and Qualitative Disclosures about Market Risk        9
Item 4    Controls and Procedures                                           10

Part II   Other Information
Item 1    Legal Proceedings                                                 10
Item 1A   Risk Factors                                                      10
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       10
Item 3    Defaults Upon Senior Securities                                   10
Item 4    Submission of Matters to a Vote of Security Holders               10
Item 5    Other Information                                                 10
Item 6    Exhibits                                                          10

Signatures                                                                  11

PART I - FINANCIAL INFORMATION

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

ITEM 1 - FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of March 31, 2007 and December 31, 2006
(Unaudited)

(in thousands of US$)

                                                         March 31,  December 31,
                                                              2007          2006

ASSETS
Current assets:
         Cash and cash equivalents                               1             1
         Current portion of term loans receivable           10,096        10,096
         Interest receivable                                 4,195         2,098
         Other current assets                                   57            49
--------------------------------------------------------------------------------
         Total current assets                               14,349        12,244
Term loans receivable, less current portion                 87,673        87,651
Deferred charges and other long-term assets                    708           730
--------------------------------------------------------------------------------
Total assets                                               102,730       100,625
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accrued interest                                    4,195         2,098
         Current portion of term mortgage notes             10,096        10,096
         Other current liabilities                              57            49
--------------------------------------------------------------------------------
         Total current liabilities                          14,348        12,243
         Term mortgage notes, less current portion          88,381        88,381
--------------------------------------------------------------------------------
         Total liabilities                                 102,729       100,624
         Stockholder's equity
         Common stock, $1 par value; 1,000 shares
         authorized, issued and outstanding                      1             1
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                 102,730       100,625
================================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month periods ended March 31, 2007 and 2006 (Unaudited)

(in thousands of US$)

                                                           Three month period
                                                            ended March 31,
                                                          2007           2006
Revenue
     Interest income                                       2,120          2,371
     Expenses reimbursed                                       8             19
-------------------------------------------------------------------------------
     Net operating revenues                                2,128          2,390
-------------------------------------------------------------------------------

Expenses
     General and administrative expenses                      (8)           (19)
     Amortization of debt issue costs                        (22)           (22)
     Interest expense                                     (2,098)        (2,349)
-------------------------------------------------------------------------------
                                                          (2,128)        (2,390)
-------------------------------------------------------------------------------
Net income                                                    --             --

Retained earnings, beginning of period                        --             --
-------------------------------------------------------------------------------
Retained earnings, end of period                              --             --
===============================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 (Unaudited)

(in thousands of US$)

                                                             Three month period
                                                               ended March 31,
                                                            2007         2006

Net income                                                      --           --
Adjustments to reconcile net income to net cash
provided by operating activities:
     Amortization of deferred debt issue costs                  22           22
     Amortization of issue discount on loan receivable         (22)         (22)
Changes in operating assets and liabilities:
     Interest receivable                                    (2,097)      (2,348)
     Other current assets                                       (8)         (19)
     Accrued interest                                        2,097        2,348
     Other current liabilities                                   8           19
-------------------------------------------------------------------------------
Net cash provided by operating activities                       --           --
-------------------------------------------------------------------------------
Net change in cash and cash equivalents                         --           --

Cash and cash equivalents at beginning of period                 1            1
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       1            1
===============================================================================

See notes to the financial statements

California Petroleum Transport Corporation
Notes to the Financial Statements

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and together the "Owners"), Serial Mortgage Notes and the Term Mortgage Notes (together "the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans ("Serial Loans") and term loans ("Term Loans"), to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").

     The Owners have chartered three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice.

     On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Bahamas III, Chevron paid a termination fee of $5,050,000. As manager to CalPetro (Bahamas III), Frontline Ltd ("Frontline") was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Bahamas III and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro (Bahamas III) and Front Voyager Inc, a wholly owned subsidiary of Frontline, Front Voyager Inc agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006.

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

     The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

3.   LOANS RECEIVABLE

     The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are being repaid over a twelve-year period which began on April 1, 2004. The loans are reported net of the related discounts, which are amortized over the term of the loans.

4.   TERM LOANS COLLATERAL

     The Term Loans are collateralised by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JPMorgan Chase Bank as the collateral trustee. The Charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee. The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

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

5.   DEFERRED CHARGES

     Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

        (in thousands of $)
                                             March 31, 2007   December 31, 2006
        Debt arrangement fees                         3,400               3,400
        Accumulated amortization                     (2,692)             (2,670)
     ---------------------------------------------------------------------------
                                                        708                 730
     ===========================================================================

6.   DEBT

        (in thousands of $)
                                             March 31, 2007   December 31, 2006
         8.52% Term Mortgage Notes due 2015           98,477             98,477
         Less: short-term portion                    (10,096)           (10,096)
     ---------------------------------------------------------------------------
                                                      88,381             88,381
     ===========================================================================

     The outstanding debt as of March 31, 2007 is repayable as follows:

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
     ===========================================================================

     The Term Mortgage Notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2004 and interest being payable semi-annually. The Term Mortgage Notes include certain covenants such as restriction on the payment of dividends and the making of additional loans or advances to affiliates. As of March 31, 2007, the Company was in compliance with these covenants.

     As of March 31, 2007, the effective interest rate for the Term Mortgage Notes was 8.52%.

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

Results of Operations

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three months ended March 31, 2007 and 2006.

Interest income

     (in thousands of $)                                      Three months ended
                                                                  March 31,
                                                              2007         2006

Interest income                                               2,120        2,371
--------------------------------------------------------------------------------

Interest income has decreased in the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006, the Owners repaid a total principal of $12.1 million on the Loans, including the last tranche of serial loans of $2.5 million.

Administrative expenses

     (in thousands of $)                                      Three months ended
                                                                  March 31,
                                                              2007         2006

Administrative expenses                                          8            19
--------------------------------------------------------------------------------

Administrative expenses have decreased in the three months ended March 31, 2007 compared to the same period in 2006 as a result of 2006 fees being overstated, these fees were released in the second quarter of 2006.

Interest expense

     (in thousands of $)                                      Three months ended
                                                                  March 31,
                                                              2007         2006


Interest expense                                             2,098        2,349
--------------------------------------------------------------------------------

Interest expense has decreased in the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans payable. On April 1, 2006, the Company repaid a total principal of $12.1 million on the Loans, including the last tranche of serial loans of $2.5 million.

Expenses reimbursed

     (in thousands of $)                                      Three months ended
                                                                  March 31,
                                                              2007         2006


Expenses reimbursed                                              8           19
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

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2006 Form 10-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (a)  Quantitative information about market risk

          The Term Mortgage Notes are subject to redemption through the operation of a mandatory sinking fund on April 1 of each year, commencing on April 1, 2006 up to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. The sinking fund redemption price is 100% of the principal amount of Term Mortgage Notes being redeemed, together with interest accrued to the date fixed for redemption. If a charter is terminated, the scheduled mandatory sinking fund payments on the Term Mortgage Notes will be revised so that the allocated principal amount for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels, or $5,500,000 for the single hulled Vessel.

          The table below provides the revised scheduled sinking fund redemption amounts and final principal payments following termination of the related charters on each of the optional termination dates.

     (in thousands of $)
     Scheduled           Charter      Charter      Charter      Charter      Charter      Charter
     payment                 not   terminated   terminated   terminated   terminated   terminated
     date             terminated         2007         2008         2009         2010         2011
     2007                 10,096        6,339        3,187        6,339        3,187        2,984
     2008                 10,146        3,390        3,187        6,339        3,187        2,984
     2009                 10,196        3,680        1,690        6,339        3,187        2,984
     2010                 10,256        3,990        1,830        3,240        3,187        2,984
     2011                 10,316        4,330        1,990        3,510        1,510        2,984
     2012 and later       47,467       35,326       16,794       31,288       14,420       11,938
     --------------------------------------------------------------------------------------------
                          98,477       57,055       28,678       57,055       28,678       26,858
     ============================================================================================

     (b)  Qualitative information about market risk

          The Company was organised solely for the purpose of issuing, as agent on behalf of the Owners, the Term Mortgage Notes and Serial Mortgage Notes as obligations of ours and loaning the proceeds of the sale to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

ITEM 4 - CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures.

          The Company's management including the Company's President and Treasurer, with the participation of the Company's manager, Frontline Ltd, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company's President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

     (b)  Changes in Internal Control over Financial Reporting

          There were no material changes in the Company's internal control over financial reporting during the first quarter of 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 1A. Risk Factors

     Since December 31, 2006, there have been no material changes in the risk factors as discussed in "Risk Factors" and elsewhere in our Form 10-K that was filed with the SEC on April 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders in the quarter ended March 31, 2007.

Item 5. Other Information

     None

Item 6 - Exhibits

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


Date         May 11, 2007           By      /s/ Nancy I. DePasquale
     ---------------------------       -----------------------------------------
                                                Nancy I. DePasquale
                                              Director and President


Date         May 11, 2007           By     /s/ R. Douglas Donaldson
     ---------------------------       -----------------------------------------
                                               R. Douglas Donaldson
                                       Treasurer and Principal Financial Officer