Form 10-Q
period 2007-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2007-08-14
CIK 923649

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-323976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts	02110-2624
(Address of principal executive offices)	(Zip Code)

(617) 951-7690
(Registrant’s telephone number, including area code)

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
[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [ X ] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 30, 2007

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2007

PART I – FINANCIAL INFORMATION

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

California Petroleum Transport Corporation (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "plan," "potential," "will," "may," "should"  and similar expressions identify forward-looking statements.

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of June 30, 2007 and December 31, 2006
(Unaudited)

(in thousands of US$)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	10,146	10,096
Interest receivable	1,864	2,098
Other current assets	65	49
Total current assets	12,076	12,244
Term loans receivable, less current portion	76,703	87,651
Deferred charges and other long-term assets	686	730
Total assets	89,465	100,625

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	1,864	2,098
Current portion of term mortgage notes	10,146	10,096
Other current liabilities	65	49
Total current liabilities	12,075	12,243
Term mortgage notes, less current portion	77,389	88,381
Total liabilities	89,464	100,624
Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Total liabilities and stockholder’s equity	89,465	100,625

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2007 and 2006
(Unaudited)

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
Revenue
Interest income	1,886	2,119	4,006	4,490
Expenses reimbursed	8	23	16	42
Net operating revenues	1,894	2,142	4,022	4,532

Expenses
General and administrative expenses	(8)	(23)	(16)	(42)
Amortization of debt issue costs	(22)	(22)	(44)	(44)
Interest expense	(1,864)	(2,097)	(3,962)	(4,446)
	(1,894)	(2,142)	(4,022)	(4,352)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the Six month periods ended June 30, 2007 and 2006
(Unaudited)

(in thousands of US$)

	Six month period ended June 30,
	2007	2006

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	44	44
Amortization of issue discount on loan receivable	(44)	(44)
Changes in operating assets and liabilities:
Interest receivable	234	251
Other current assets	28	42
Accrued interest	(234)	(251)
Other current liabilities	(28)	(42)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	10,942	12,056
Net cash provided by investing activities	10,942	12,056
Cash flows from financing activities
Repayments of mortgage notes	(10,942)	(12,056)
Net cash used in financing activities	(10,942)	(12,056)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	4,195	4,525

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Notes to the unaudited Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), a Delaware corporation, is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, “the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans (“Serial Loans”) and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation ("Chevron").

The Owners currently charter three of the four Vessels to Chevron under bareboat charters which terminate in 2015.  We believe the revenues generated under these bareboat charters are sufficient to cover the Owners’ obligations to the Company under the Serial and Term loans. Chevron can terminate any of the bareboat charters at specified dates prior to the expiration of the charter, if they provide the relevant Owner with the requisite notice.

On April 21, 2005, pursuant to the terms of its bareboat charter agreement with CalPetro Tankers (Bahamas III) Limited or Bahamas III, the owner of the fourth vessel, Chevron terminated the bareboat charter of the single hull vessel Virgo Voyager.  Under the terms of the terminated bareboat charter, Chevron paid Bahamas III a termination fee of $5,050,000. As vessel manager of Bahamas III, Frontline Ltd  or “Frontline” was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Bahamas III and three affiliated companies. Frontline arranged a bareboat charter between Bahamas III and Front Voyager Inc, a wholly owned subsidiary of Frontline, where Front Voyager Inc agreed to charter the Virgo Voyager for an initial two year period (the “Initial Period”) with a further seven annual optional periods beginning on April 1, 2006 (“Front Voyager Charter”).  On March 31, 2006, Front Voyager Inc paid Bahamas III the entire charterhire for the Initial Period of $5,050,000.

The United States, the European Union and the International Maritime Organisation, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. Management does not know whether the single hull vessel, Front Voyager will be subject to this accelerated phase-out, and this change could result in the Vessel not being able to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the single hull vessels as well as the Owner’s ability to generate income which will affect the Owner’s ability to service its debt to us.

The Company’s only source of funds with respect to its obligation under the Notes is the payment of the principal and interest on the serial and term loans by the Owners.  Owners’ only sources of funds with respect to its obligation to the Company are the charterhire payments received from both Chevron and Front Voyager Inc, including termination payments and investment income.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  These statements reflect the net proceeds from the sale of the Notes having been applied by way of  Serial and Term Loans to the Owners to fund the acquisition of the Vessels from Chevron.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Term Loans are collateralized by first preferred mortgages on the Vessels to the Company.  The earnings and insurance relating to the Vessels have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JPMorgan Chase Bank as the collateral trustee.  The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee.  The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements.

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

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

(in thousands of $)	June 30, 2007	December 31, 2006
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,714)	(2,670)
	686	730

6.	DEBT

(in thousands of $)	June 30, 2007	December 31, 2006
8.52% Term Mortgage Notes due 2015	87,535	98,477
Less: short-term portion	(10,146)	(10,096)
	77,389	88,381

The outstanding debt as of June 30, 2007 is repayable as follows:

(in thousands of $)
Year ending December 31,
2008	10,146
2009	10,196
2010	10,256
2011	10,316
2012	10,376
2013 and later	36,245
Total debt	87,535

The term mortgage notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2004 and interest being payable semi-annually. The term mortgage notes include certain covenants such as restrictions on the payment of dividends and the making additional loans or advances to affiliates.  As of June 30, 2007, the Company was in compliance with these covenants.

On April 1, 2007 the company expected to repay principal of $10.1 million however it actually repaid $10.9 million. This over payment occurred as a result of the Trustee repaying the principal due on the original sinking fund schedule of $1.416 million in respect of Bahamas III as opposed to the revised sinking fund schedule which was triggered on the termination of the initial charter with Chevron. As this overpayment cannot be reclaimed, the principal payment due on April 1, 2015 has been reduced by $0.846 million.

As of June 30, 2007, the effective interest rate for the term mortgage notes was 8.52%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organisation and History

California Petroleum Transport Corporation (the “Company”) was incorporated under the laws of the state of Delaware on May 18, 1994.  The Company is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of the Owners, serial mortgage notes and term mortgage notes (the “Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners (the “Loans”).  The Notes were issued on April 5, 1995.

Results of Operations

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

Amounts included in the following discussion are derived from our unaudited interim financial statements condensed for the six months ended June 30, 2007 and 2006.

Interest income

(in thousands of $)	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Interest income	1,886	2,119	4,006	4,490

Interest income has decreased in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006, the Owners repaid a total principal of $10.9 million on the Loans.

Interest income has decreased in the three months ended June 30, 2007 compared to the same period in 2006 as a result of loan repayments during the year, this decrease is in line with expectations.

Administrative expenses

(in thousands of $)	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Administrative expenses	8	23	16	42

Administrative expenses have decreased in the six months ended June 30, 2007 compared to the same period in 2006 as a result of 2006 fees being overstated.

Administration expenses have decreased in the three months ended June 30, 2007 compared to the same period in 2006 as a result of 2006 audit fees being overstated at June 30, 2006.

Interest expense

(in thousands of $)	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Interest expense	1,864	2,097	3,962	4,446

Interest expense has decreased in the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans payable. On April 1, 2006, the Company repaid a total principal of $10.9 million on the Loans.

The fall in interest expense for the three months ended June 30, 2007 compared to the same period in 2006 is in line with expectations resulting from interest being paid on a lower loan principal.

Expenses reimbursed

(in thousands of $)	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006

Expenses reimbursed	8	23	16	42

General and administrative expenses reimbursed comprise audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2006 Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)	Quantitative information about market risk

The term mortgage notes are subject to redemption through the operation of a mandatory sinking fund on April 1 of each year, commencing on April 1, 2006 up to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. On April 1, 2007 the company expected to repay principal of $10.1 million however it actually repaid $10.9 million. This over payment occurred as a result of the Trustee repaying the principal due on the original sinking fund schedule of $1.416 million in respect of (Bahamas III) as opposed to the revised sinking fund schedule which was triggered on the termination of the initial charter with Chevron. Because this overpayment cannot be reclaimed, the principal payment due on April 1, 2015 has been reduced by $0.846 million.

The sinking fund redemption price is 100% of the principal amount of term mortgage notes being redeemed, together with interest accrued to the date fixed for redemption. If a charter is terminated, the scheduled mandatory sinking fund payments on the term mortgage notes will be revised so that the allocated principal amount for the related Vessel will be redeemed on the remaining sinking fund redemption dates on a schedule that approximates level debt service with an additional principal payment on the maturity date of $7,000,000, for any of the double-hulled Vessels.

The table below provides the revised scheduled sinking fund redemption amounts and final principal payments following termination of the related charters on each of the optional termination dates.

(in thousands of $)
Scheduled payment date	Charter not terminated	Charter terminated 2008	Charter terminated 2009	Charter terminated 2010	Charter terminated 2011
2008	10,146	3,187	6,339	3,187	2,984
2009	10,196	1,690	6,339	3,187	2,984
2010	10,256	1,830	3,240	3,187	2,984
2011	10,316	1,990	3,510	1,510	2,984
2012	10,376	2,160	3,810	1,630	1,090
2013 and later	36,245	14,634	27,478	12,790	10,848
	87,535	25,491	50,716	25,491	23,874

(b)	Qualitative information about market risk

The Company was organised solely for the purpose of issuing, as agent on behalf of the Owners, the Notes as obligations of ours and loaning the proceeds of the sale to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

The Company’s management including the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007 pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934.  Based on that evaluation, the Company’s management, including principal executive officer and principal financial officer concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2007.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Since December 31, 2006, there have been no material changes in the risk factors as discussed in “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on April 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2007.

Item 5.	Other Information

None

Item 6 – Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

California Petroleum Transport Corporation
(Registrant)

Date	August 13, 2007	By /s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	August 13, 2007	By /s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer and Principal Financial Officer