Form 10-Q
period 2007-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2007-11-14
CIK 923649

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-323976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts	02110-2624
(Address of principal executive offices)	(Zip Code)

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
                                 [   ] Yes                      [ X] No

Number of shares outstanding of each class of Registrant's Common Stock as of October 31, 2007

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2007

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of September 30, 2007 and December 31, 2006

(Unaudited)

(in thousands of US$)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,526	10,096
Interest receivable	3,729	2,098
Other current assets	24	49
Total current assets	13,280	12,244
Term loans receivable, less current portion	77,345	87,651
Deferred charges and other long-term assets	664	730
Total assets	91,289	100,625

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	3,729	2,098
Current portion of term mortgage notes	9,526	10,096
Other current liabilities	24	49
Total current liabilities	13,279	12,243
Term mortgage notes, less current portion	78,009	88,381
Total liabilities	91,288	100,624
Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Total liabilities and stockholder’s equity	91,289	100,625

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2007 and 2006

(Unaudited)

(in thousands of US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006
Revenue
Interest income	1,886	2,120	5,892	6,610
Expenses reimbursed	20	(22)	36	20
Net operating revenues	1,906	2,098	5,928	6,630

Expenses
General and administrative expenses	(20)	22	(36)	(20)
Amortization of debt issue costs	(22)	(22)	(66)	(66)
Interest expense	(1,864)	(2,098)	(5,826)	(6,544)
	(1,906)	(2,098)	(5,928)	(6,630)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006

(Unaudited)

(in thousands of US$)

	Nine month period ended September 30,
	2007	2006

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	66	66
Amortization of issue discount on loan receivable	(66)	(66)
Changes in operating assets and liabilities:
Interest receivable	1,631	1,846
Other current assets	(25)	6
Accrued interest	(1,631)	(1,846)
Other current liabilities	25	(6)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	10,942	12,056
Net cash provided by investing activities	10,942	12,056
Cash flows from financing activities
Repayments of mortgage notes	(10,942)	(12,056)
Net cash used in financing activities	(10,942)	(12,056)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	4,195	4,697

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Notes to the unaudited Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), a Delaware corporation, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, “the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans (“Serial Loans”) and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation ("Chevron").

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

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

(in thousands of $)	September 30, 2007	December 31, 2006
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,736)	(2,670)
	664	730

6.	DEBT

(in thousands of $)	September 30, 2007	December 31, 2006
8.52% Term Mortgage Notes due 2015	87,535	98,477
Less: short-term portion	(9,526)	(10,096)
	78,009	88,381

The outstanding debt as of September 30, 2007 is repayable as follows:

(in thousands of $)
Year ending December 31,
2008	9,526
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013 and later	37,091
Total debt	87,535

The term mortgage notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2004 and interest being payable semi-annually. The term mortgage notes include certain covenants such as restrictions on the payment of dividends and the making additional loans or advances to affiliates.  As of September 30, 2007, the Company was in compliance with these covenants.

On April 1, 2007 the Company expected to repay principal of $10.1 million however it actually repaid $10.9 million. This over payment occurred as a result of the Trustee repaying the principal due on the original sinking fund schedule of $1.416 million in respect of Bahamas III as opposed to the revised sinking fund schedule which was triggered on the termination of the initial charter with Chevron. As this overpayment cannot be reclaimed, the principal payment due on April 1, 2008 and April 1, 2009 have been reduced by $0.6 million and $0.2 million respectively.

As of September 30, 2007, the effective interest rate for the term mortgage notes was 8.52%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organisation and History

California Petroleum Transport Corporation (the “Company”) was incorporated under the laws of the state of Delaware on May 18, 1994.  The Company is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of the Owners, serial mortgage notes and term mortgage notes (the “Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners (the “Loans”).  The Notes were issued on April 5, 1995.

Results of Operations

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

Amounts included in the following discussion are derived from our unaudited interim financial statements condensed for the nine months ended September 30, 2007 and 2006.

Interest income

(in thousands of $)	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006

Interest income	1,886	2,120	5,892	6,610

Interest income has decreased in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006, the Owners repaid a total principal of $10.9 million on the Loans.

Interest income has decreased in the three months ended September 30, 2007 compared to the same period in 2006 as a result of loan repayments during the year, this decrease is in line with expectations.

Administrative expenses

(in thousands of $)	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006

Administrative expenses	20	(22)	36	20

Administrative expenses have increased in the three months and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of the 2006 audit fee settled in 2007 being higher than anticipated..

During the third quarter of 2006, there was a release of an over-accrual of 2006 and 2005 audit fees.

Interest expense

(in thousands of $)	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006

Interest expense	1,864	2,098	5,826	6,544

Interest expense has decreased in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a decrease in the principal balance of loans payable. On April 1, 2007, the Company repaid a total principal of $10.9 million on the Loans.

The fall in interest expense for the three months ended September 30, 2007 compared to the same period in 2006 is in line with expectations resulting from interest being paid on a lower loan principal.

Expenses reimbursed

(in thousands of $)	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006

Expenses reimbursed	20	(22)	36	20

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)	Quantitative information about market risk

The term mortgage notes are subject to redemption through the operation of a mandatory sinking fund on April 1 of each year, commencing on April 1, 2006 up to and including April 1, 2015, according to the applicable schedule of sinking fund payments set forth herein. On April 1, 2007 the Company expected to repay principal of $10.1 million however it actually repaid $10.9 million. This over payment occurred as a result of the Trustee repaying the principal due on the original sinking fund schedule of $1.416 million in respect of (Bahamas III) as opposed to the revised sinking fund schedule which was triggered on the termination of the initial charter with Chevron. Because this overpayment cannot be reclaimed, the principal payment due on April 1, 2008 and April 1, 2009 have been reduced by $0.6 million and $0.2 million respectively.

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

(in thousands of $)
Scheduled payment date	Charter not terminated	Charter terminated 2008	Charter terminated 2009	Charter terminated 2010	Charter terminated 2011
2008	9,526	3,187	6,339	3,187	2,984
2009	9,970	1,690	6,339	3,187	2,984
2010	10,256	1,830	3,240	3,187	2,984
2011	10,316	1,990	3,510	1,510	2,984
2012	10,376	2,160	3,810	1,630	1,090
2013 and later	37,091	14,634	27,478	12,790	10,848
	87,535	25,491	50,716	25,491	23,874

(b)	Qualitative information about market risk

The Company was organized solely for the purpose of issuing, as agent on behalf of the Owners, the Notes as obligations of ours and loaning the proceeds of the sale to the Owners to facilitate the funding of the acquisition of the Vessels from Chevron Transport Corporation.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

The Company’s management including the principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007 pursuant to Rules 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including principal executive officer and principal financial officer concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2007.

(b)	Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2007.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2007.

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

California Petroleum Transport Corporation
(Registrant)

Date:	November 9, 2007	By:	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date:	November 9, 2007	By:	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer and Principal Financial Officer