Form 10-K
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2008-03-31
CIK 923649

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of Registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organisation)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts, 02110-2624
(Address of principal executive offices)

(617) 951-7690
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to section 12(g) of the Act.

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.	[ ] Yes	[X] No

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

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes	[X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28,
2008. 1,000 shares of Common Stock, $1 par value

DOCUMENTS INCORPORATED BY REFERENCE:  None

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

FORM 10-K

PART I

Item 1.    Business

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

The Company
California Petroleum Transport Corporation, (the “Company") was incorporated in Delaware in 1995.  We are a special purpose corporation organised solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), term mortgage notes and serial mortgage notes (together the "Notes") as obligations of ours and loaning the proceeds of the sale to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below in Item 2 from Chevron Transport Corporation, or Chevron.  All of our shares are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

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

The Company is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company (“ITC”), which itself is controlled by Frontline Ltd (“Frontline”), a Bermuda company listed on the New York, Oslo and London Stock Exchanges., In February, 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited (“ITC Bermuda”) to hold their investment in ITC and distributed 20% of ITC Bermuda’s common shares to Frontline’s ordinary shareholders.

None of the Owners is owned by, or is affiliated with, us and neither we nor any Owner is owned by or is an affiliate of Chevron.

The Charters
Three of the Vessels, the Cygnus Voyager, the Altair Voyager and the Sirius Voyager are currently chartered to Chevron under bareboat charters dated as of the date of the original issuance of the Notes (collectively, the "Chevron Charters") and which are due to expire on April 1, 2015. The Virgo Voyager is currently chartered to Front Voyager Inc., for a period of two years expiring on April 1, 2008 under a bareboat charter dated as of March 31, 2006 (the “Front Voyager Charter”). We refer to the Chevron Charters and the Front Voyager Charter collectively as the Charters.

Under the Chevron Charters, Chevron can elect to terminate the charter on any of three termination dates occurring at two-year intervals that began in 2003, 2004 or 2006 as the case may be. Non-binding notice of Chevron’s intention to exercise the first option to terminate must be given at least 12 months prior to the termination date and irrevocable notice must be given at least nine months prior to the first optional termination date. For subsequent optional termination dates, notice of Chevron’s intention to terminate must be given seven months prior to the termination date. Chevron is required to pay each Owner a termination payment (the “Termination Payment”) on or prior to the remaining termination dates as follows:

(In millions of $)
Optional Termination Date	Cygnus Voyager	Altair Voyager	Sirius Voyager
April 1, 2008		10.03
April 1, 2009	9.97		8.89
April 1, 2010		8.94
April 1, 2011			7.88

As at February 28, 2008, no termination notices have been received from Chevron for the Chevron Charters.

On April 21, 2005, one of the Owners, Calpetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Virgo Voyager on April 1, 2006 pursuant to that charter’s terms. On April 1, 2006, the Virgo Voyager was redelivered to the Owner and immediately delivered to Front Voyager Inc, a wholly owned subsidiary of Frontline, for an initial two year period (the “Initial Period”) under the Front Voyager Charter which provides for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. The Front Voyager Charter contains seven annual options to extend the charter after April 1, 2008 and provides sufficient funds to allow CalPetro Bahamas III to satisfy its obligations to make mandatory sinking fund payments and to pay all related expenses.

Under the Front Voyager Charter, if Front Voyager Inc. does no exercise any charter extension option or if the Front Voyager Charter is otherwise terminated, Front Voyager Inc is obligated to pay Calpetro Bahamas III an amount, after accounting for the termination fee, Initial Period charterhire and all expenses incurred to recharter the vessel that is sufficient to cover:
(a)	the principal and interest due on the serial and term loans from California Petroleum based on the revised sinking fund schedule that took effect when the charter was terminated by Chevron;
(b)	any recurring fees and taxes for the vessel;
(c)	the management fee and technical advisor’s fees allocated to the Owner;
(d)	the amount of fees and expenses of the Indenture Trustee, trustee fees and designated representative fees allocable to the Owner; and
(e)	an amount equal to at least 30% of the estimated annual amounts above to cover miscellaneous and unexpected expenses.

If the Front Voyager Charter is extended, Front Voyager Inc is to pay the Owner, on or before the date of the extension, an additional amount equal to the lesser of
(i)	the amount of principal and interest on the mortgage term loan that will become due in the period of the extension; or
(ii)
the amount that provides sufficient funds to pay in full all amounts due under the revised sinking fund schedule after taking into account prior amounts of prepaid charterhire,  termination fees and expenses to recharter the vessel.

If any of the charter agreements are terminated and an acceptable replacement charter cannot be found, Frontline will solicit bids for the sale of the vessel. If there are no bids that provide net proceeds that, together with the termination payment, at least equal the allocated principal amount of the Company’s term mortgage notes plus any interest accrued, Frontline will forward to the appointed Indenture Trustee copies of all bids for the recharter of the vessel. Unless instructed by all the holders of the Term Mortgage Notes to accept a sale bid that is below the required minimum bid, Frontline will attempt to recharter the vessel on such terms as it deems appropriate provided that:

(i)	such charter is at arms length;
(ii)	such charter shall have a termination date no later than April 1, 2015; and
(iii)
charterhire payable is sufficient to make the mandatory sinking fund payments together with all related interest, recurring fees and taxes for the vessel and the cost of insurance not maintained by the charterer, management fees and technical advisor’s fees and the fees of the designated representative, the indenture trustee and the collateral trustee as defined in the prospectus for the Registrant’s 8.52% First Preferred Mortgage Notes due 2015.

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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes.  The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity:

•	Ultra large crude carriers “ULCC”- size range of approximately 320,000 to 450,000 deadweight tons (dwt);
•	Very large crude carriers “VLCC”- size range of approximately 200,000 to 320,000 dwt;
•	Suezmax-size range of approximately 120,000 to 200,000 dwt;
•	Aframax-size range of approximately 60,000 to 120,000 dwt; and
•	small tankers of less than approximately 60,000 dwt.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission (“SEC”). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, DC. 20549.  You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at Suite 3218, One International Place, Boston, Massachusetts, 02110-2624 or at the offices of our manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

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

If the tanker industry, which has been cyclical, is depressed in the future when the Charters expire or are terminated, the earnings and available cash flow of the Owners may decrease.  The Owners’ ability to re-charter the Vessels on the expiration or termination of the current Charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market.  Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for petroleum and petroleum products. The Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to us on the serial and term loans.  Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Because the Owners’ Charters may expire or be terminated, they may incur additional expenses and not be able to re-charter the Vessels profitably

As discussed above, Chevron may elect to terminate their Chevron Charters on certain termination dates and Front Voyager Inc may elect not to exercise its annual renewal options with respect to the charter for the Virgo Voyager.

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

In the event that the charterers terminate any of the remaining Charters, they are required under the terms of the Charter to make a termination payment to the relevant vessel owner. The amount of the termination payment is not expected to be sufficient to cover the Owners’ obligations to us under the Notes. If the charterers terminate the Charter, the Owners will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the serial and term loans. We cannot assure you that the Owner will be able to meet these obligations upon the termination of a charter.  Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market which is subject to greater fluctuation than the time charter market.  Any replacement charter may bring the Owners lower charter rates and would likely require them to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the serial and term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Front Voyager Inc. one of our current charterers, is a wholly owned subsidiary of, Frontline, which also is our manager and as such conflicts of interest might arise where Frontline would favor its own interests over ours

Front Voyager Inc. the current charterer of the Virgo Voyager, is a wholly owned subsidiary of Frontline.  As such, situations might arise where Frontline may favor its own interest to the detriment of the Virgo Voyager’s owner, CalPetro Bahamas III, or the Company’s security holders.  Possible conflicts of interest may arise in re-negotiation of our charter with Front Voyager Inc. or negotiations of disputes arising from the Front Voyager Charter, where Frontline may act in its own best interests and not our best interests.

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

The Owners’ operations are affected by extensive and changing international, national, state and local laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictions in which the Vessels operate and the country or countries in which such vessels are registered, including those governing the management and disposal of hazardous substances and wastes, the cleanup of oil spills and other contamination, air emissions, and water discharges and ballast water management.  These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002.  In addition, vessel classification societies also impose significant safety and other requirements on our vessels.  In complying with current and future environmental requirements, the Owners may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage.  Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require us to incur significant capital expenditures on our vessels to keep them in compliance, or even to scrap or sell certain vessels altogether.

Many of these requirements are designed to reduce the risk of oil spills and other pollution, and our compliance with these requirements can be costly.  These requirements also can affect the resale value or useful lives of the Owners vessels’, require a reduction in cargo-capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports.

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

For example, OPA affects all vessel owners shipping oil to, from or within the United States.  OPA allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in United States waters.  Similarly, the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, which has been adopted by most countries outside of the United States. Imposes liability for oil pollution in international waters.  OPA expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries.  Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

Compliance with extensive and changing environmental laws and other regulations may entail significant expenses including expenses for ship modifications and changes in operating procedures and therefore affect the operation of the Vessels.  Although the charterers are responsible for all operational matters and bear all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners’ business operations at any time after the expiration or termination of the Charters or in the event the charterers fail to make a necessary payment.

An acceleration of the current prohibition to trade deadlines for non-double hull tankers could adversely affect the Owners operations

One of the Vessels is a non-double hull tanker.  The United States, the European Union and the International Maritime Organization, or IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates, depending on certain factors such as the size of the vessel and the type of cargo.  In the case of our non-double hull tanker, these phase out dates range from 2010 to 2015.  As of April 15, 2005, the Marine Environmental Protection Committee of the IMO has amended the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of certain categories of single hull tankers, including the types of vessel in our fleet, from 2015 to 2010 unless the relevant flag states extend the date.  This change could result in non-double hull tankers being unable to trade in many markets after 2010.  The phase out of single hull tankers will also reduce the demand for single hull tankers, force the remaining single hull tankers into employment on less desirable trading routes and increase the number of tankers trading on those routes.  As a result, single hull tankers are likely to be chartered less frequently and at lower rates.  Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner’s ability to generate income which will affect the Owner’s ability to service its debt to us.

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

The Owners are highly dependent on Chevron and Chevron Corporation and Frontline

The Owners are highly dependent on the due performance by Chevron and Front Voyager Inc of their obligations under the Charters and by Chevron’s guarantor, the Chevron Corporation, of its obligations under its guarantee.  A failure by Chevron, Chevron Corporation or Front Voyager Inc to perform their obligations could result in the inability of the Owners to service the term loans.  If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

The Owners may not be able to pay down their debt in the future

Currently, the Owners must dedicate a large portion of their cash flow from operations to satisfy their debt service obligations to us.  Their ability to pay interest on, and other amounts due in respect of, the term loans will depend on their future operating performance, prevailing economic conditions and financial, business and other factors, many of which are beyond their control.  There can be no assurance that their cash flow and capital resources will be sufficient for payment of their indebtedness in the future.  If the Owners are unable to service their indebtedness or obtain additional financing, as needed, this could have a material adverse effect on the holders of the Notes.

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

We do not own any real property.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of February 28, 2008, with respect to the Common Stock, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock of the Registrant.

Item 6.    Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2007, 2006 and 2005, and the balance sheet data as at December 31, 2007 and 2006 have been derived from the Company’s audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2004 and 2003 and the selected balance sheet data as at December 31, 2005, 2004 and 2003 have been derived from audited financial statements of the Company not included herein.

	Year ended December 31,
($’000s except per share data)	2007	2006	2005	2004	2003
Total operating revenues	7,876	8,798	9,793	10,922	12,450
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	89,470	100,625	112,905	127,483	144,090
Long term liabilities	78,009	88,381	98,477	110,533	124,815
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2007 and 2006.

($’000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Operating revenues	2,128	1,894	1,907	1,947
Expenses	(2,128)	(1,894)	(1,907)	(1,947)
Net income	-	-	-	-
2006
Operating revenues	2,390	2,142	2,120	2,146
Expenses	(2,390)	(2,142)	(2,120)	(2,146)
Net income	-	-	-	-

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

As of February 28, 2008, notice had not been received from Chevron regarding the termination of the remaining Chevron Charters.

Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

Interest income

(in thousands of $)	2007	2006

Interest income	7,779	8,729

Interest income has decreased in 2007 compared to 2006 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2007 the Owners repaid a total principal of $10.9 million on the Loans.

Expenses reimbursed

(in thousands of $)	2007	2006

Expenses reimbursed	97	69

Administrative expenses are higher in 2007 as a result of increased audit fees.

Interest expense

(in thousands of $)	2007	2006

Interest expense	(7,691)	(8,641)

Interest expense has decreased compared to 2006 primarily due to a decrease in the principal balance of the Notes. On April 1, 2007 we repaid a total principal of $10.9 million on the Notes.

Administrative expenses

(in thousands of $)	2007	2006

Administrative expenses	(97)	(69)

General and administrative expenses comprising trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses reimbursed.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Interest income

(in thousands of $)	2006	2005

Interest income	8,729	9,771

Interest income has decreased in 2006 compared to 2005 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2006 the Owners repaid a total principal of $12.1 million on the Loans. As of December 31, 2006 the Serial Loans were fully paid.

Expenses reimbursed

(in thousands of $)	2006	2005

Expenses reimbursed	69	22

Administrative expenses are higher in 2006 as a result of increased audit fees..

Interest expense

(in thousands of $)	2006	2005

Interest expense	(8,641)	(9,681)

Interest expense has decreased compared to 2005 primarily due to a decrease in the principal balance of the Notes. On April 1, 2006 we repaid a total principal of $12.1 million on the Notes. As of December 31, 2006 the Serial Loans were fully paid.

Administrative Expenses

(in thousands of $)	2006	2005

Administrative expenses	(69)	(22)

General and administrative expenses comprising trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans

Critical Accounting Policies

Our principal accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on its financial statements.

In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB  Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS is effective for fiscal years beginning after November 15 2007. The Company does not expect the adoption of SFAS 159 to have an impact on its financial statements.

In December 2007 the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Company does not expect the adoption of SFAS 160 to have an impact on its financial statements.

In November 2007 the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), relating to written loan commitments recorded at fair value through earnings. Previously Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105) provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This new SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” and Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 as of December 31 2007. The adoption did not have any effect on the Company’s results of operations or financial position.

In December 2007 the SEC issued Staff Accounting Bulletin No. 110 (SAB 110), relating to share-based payment. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31 2007. As the Company does not offer any share options to its staff, this standard does not apply.

There were no new accounting standards that would have an impact on our results.

Tabular disclosure of contractual obligations

As at December 31, 2007, we had the following contractual obligations and commitments:

	Payments due by period
(in $’000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Mortgage Notes (8.52%)	9,526	20,226	20,692	37,091	87,535

Total contractual obligations	9,526	20,226	20,692	37,091	87,535

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors.
Quantitative information about the instruments as at December 31, 2007 is as follows:

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

Scheduled payment date	No initial charters terminated $’000	All initial charters terminated $’000
April 1, 2008	10,942	5,850
April 1, 2009	10,942	6,350
April 1, 2010	10,942	6,890
April 1, 2011	10,942	7,480
April 1, 2012	10,942	8,110
April 1, 2013	10,942	8,800
April 1, 2014	10,942	9,550
April 1, 2015	10,941	36,838
	87,535	89,868

The outstanding amount of Term Loans at December 31, 2007 was $87,535.

Serial Loans
The principal balance of the Serial Loan made to the Owners earned interest at 7.62% and matured on April 1, 2006.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation as of December 31, 2007 and 2006 and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

New York, New York

March 28, 2008

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2007 and 2006
(in thousands of US$)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,526	10,096
Interest receivable	1,864	2,098
Other current assets	70	49
Total current assets	11,461	12,244
Term loans receivable, less current portion	77,367	87,651
Deferred charges	642	730
Total assets	89,470	100,625

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	1,864	2,098
Current portion of term mortgage notes	9,526	10,096
Other current liabilities	70	49
Total current liabilities	11,460	12,243
Term mortgage notes, less current portion	78,009	88,381
Total liabilities	89,469	100,624
Stockholder’s equity
Share capital	1	1
Total liabilities and stockholder’s equity	89,470	100,625

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2007, 2006 and 2005
(in thousands of US$)

	2007	2006	2005
Revenue
Interest income	7,779	8,729	9,771
Expenses reimbursed	97	69	22
Total operating revenues	7,876	8,798	9,793

Expenses
General and administrative expenses	(97)	(69)	(22)
Amortization of debt issue costs	(88)	(88)	(90)
Interest expense	(7,691)	(8,641)	(9,681)
	(7,876)	(8,798)	(9,793)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
(in thousands of US$)

	2007	2006	2005
Net income	-	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	88	88	90
Changes in operating assets and liabilities:
Interest receivable	233	251	286
Other current assets	(21)	(27)	10
Accrued interest	(233)	(251)	(286)
Other current liabilities	21	27	(10)
Net cash provided by operating activities	88	88	90
Cash flows from investing activities
Collections on loans receivable	10,942	12,056	14,192
Net cash provided by investing activities	10,942	12,056	14,192
Cash flows from financing activities
Repayments of mortgage notes	(11,030)	(12,144)	(14,282)
Net cash used in financing activities	(11,030)	(12,144)	(14,282)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	7,924	8,892	9,968

See accompanying notes to the financial statements.

California Petroleum Transport Corporation

Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), which is incorporated in Delaware, is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, “the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans (“Serial Loans”) and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation ("Chevron").

The Owners have chartered three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners’ obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice.

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited (Bahamas III) and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Bahamas III, Chevron paid a termination fee of $5,050,000. As manager to CalPetro Tankers (Bahamas III), Frontline Ltd (“Frontline”) was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Bahamas III and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro Tankers (Bahamas III) and Front Voyager Inc, a wholly owned subsidiary of Frontline, Front Voyager Inc agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period (the “Initial Period”) with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006.

The Virgo Voyager is a single hull vessel. The United States, the European Union and the International Maritime Organisation, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. Management does not know whether the non-double hull vessel will be subject to this accelerated phase-out, but this change could result in the Vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner’s ability to generate income which will affect the Owner’s ability to service its debt to the Company.

The Company’s only source of funds with respect to the Notes is the payment of the principal and interest on the loans by the Owners.  The Company does not have any other source of capital for payment of the Notes. The Owners’ only sources of funds with respect to its obligation to the Company are the payments by Chevron and Frontline, including termination payments and investment income. The Owners do not have any other source of capital for payment of the loans

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

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

(e)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on its financial statements.

In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB  Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS is effective for fiscal years beginning after November 15 2007. The Company does not expect the adoption of SFAS 159 to have an impact on its financial statements.

In December 2007 the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Company does not expect the adoption of SFAS 160 to have an impact on its financial statements.

In November 2007 the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), relating to written loan commitments recorded at fair value through earnings. Previously Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105) provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This new SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” and Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 as of December 31 2007. The adoption did not have any effect on the Company’s results of operations or financial position.

In December 2007 the SEC issued Staff Accounting Bulletin No. 110 (SAB 110), relating to share-based payment. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31 2007. As the Company does not offer any share options to its staff, this standard does not apply.

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

The Term Loans are collateralized by first preferred mortgages on the Vessels to the Company.  The earnings and insurance relating to the Vessels subject to the charters with Chevron have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to JP Morgan Trust Company, National Association (formerly the Chemical Trust Company of California) as the collateral trustee (the “Trustee”).  The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee.  The Capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements which have also been collaterally assigned to the Trustee.

The Virgo Voyager was bareboat chartered to Front Voyager Inc. as of April 1, 2006 upon its redelivery from Chevron by virtue of a bareboat charter dated March 31, 2006 by and between CalPetro Tankers (Bahamas III) and Front Voyager Inc. (the “Front Voyager Charter”).  The earnings and insurance relating to the Front Voyager Charter have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn have assigned such assignment of earnings and insurance to the Trustee.  The Front Voyager Charter has been collaterally assigned pursuant to an assignment of charter to the Company, which in turn has assigned such assignment to the Trustee.

6.	DEFERRED CHARGES

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

(in thousands of $)	2007	2006
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,758)	(2,670)
	642	730

7.	DEBT

(in thousands of $)	2007	2006
8.52% Term Mortgage Notes due 2015	87,535	98,477
Total debt	87,535	98,477
Less: short-term portion	(9,526)	(10,096)
	78,009	88,381

The outstanding debt as of December 31, 2007 is repayable as follows:

(in thousands of $)
Year ending December 31,
2008	9,526
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013 and later	37,091
Total debt	87,535

The term mortgage notes bear interest at a rate of 8.52% per annum.  Principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates.  At December 31, 2007 and 2006, the Company was in compliance with these covenants.

As of December 31, 2007, the effective interest rate for the Notes of the Company was 8.52%.

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

(in thousands of $)
Scheduled payment date	Charter not terminated	Charter terminated 2008	Charter terminated 2009	Charter terminated 2010	Charter terminated 2011
2008	9,526	3,187	6,339	3,187	2,984
2009	9,970	1,690	6,339	3,187	2,984
2010	10,256	1,830	3,240	3,187	2,984
2011	10,316	1,990	3,510	1,510	2,984
2012	10,376	2,160	3,810	1,630	1,090
2013 and later	37,091	14,634	27,478	12,790	10,848
	87,535	25,491	50,716	25,491	23,874

8.	SHARE CAPITAL

(in thousands of $)	2007	2006
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

9.	FINANCIAL INSTRUMENTS

Fair values
The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

(in thousands of $)	2007 Fair Value	2007 Carrying Value	2006 Fair Value	2006 Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	94,036	87,535	105,001	98,477

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available

Concentrations of risk

The Company’s only source of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the loans from the Company are from charterhire payments from Chevron and Front Voyager Inc as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company’s ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Controls

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurances as to the reliability of financial reporting and the accuracy and adequacy of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company's management including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd,   has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Item 9B.    Other Information

None

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company does not have any employees.  The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name	Age	Position with Company
Nancy I. DePasquale	41	Director and President
Geraldine St-Louis	32	Vice President
Louise E. Colby	60	Director and Assistant Secretary
R. Douglas Donaldson	66	Treasurer
Franklin P. Collazo	28	Secretary

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

The Company’s equity is neither listed nor publicly traded. The equity is held by one beneficial holder, The California Trust. The Owners obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. For the above stated reasons, the Company has not adopted a business code of ethics or appointed an audit committee or financial expert.

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

Beneficial Ownership
Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Ordinary Shares	The California Trust C/O JH Holdings Corporation, Room 3218, One International Place, Boston MA 02110-2624	1,000	100%

The Company does not have an equity compensation plan.

Item 13.     Certain Relationships and Related Transactions

None

Item 14.     Principal Accountant Fees and Services

We have engaged Grant Thornton as our principal accountant. The following table summarises fees we have paid Grant Thornton for independent auditing, tax and related services for each of the last two fiscal years:

	2007	2006
Audit fees (1)	$85,000	$71,995
Audit-related fees (2)	none	none
Tax fees (3)	none	none
All other fees (4)	none	none

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

The Company’s Board of Directors has assigned responsibility for the engagement of the auditors to the Company’s manager.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations and Retained Earnings for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

(b) Exhibits Note brackets in some of the exhibits highlighted below.

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

3.3
Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.3 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).*

3.4
Articles of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.4 to Registrant's Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

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

10.15	Bareboat Charter Agreement by and between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. entered into as of March 31, 2006.*

10.16	Assignment of Charter by and between California Petroleum Transportation Corporation and J.P.Morgan Trust Company, National Association entered into as of March 31, 2006..*

10.17	Collateral Assignment of Charter by and between California Petroleum Transportation Corporation and Calpetro Tankers (Bahamas III) Limited entered into as of March 31, 2006.*

21.1	The Company does not have any subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended,*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

California Petroleum Transport Corporation
(Registrant)

Date	March 28, 2008	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 28, 2008	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	March 28, 2008	By	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer