Form 10-Q
period 2008-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2008-05-14
CIK 923649

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-323976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts	02110-2624
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of each class of Registrant’s Common Stock as of April 30, 2008

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2008

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

California Petroleum Transport Corporation (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “plan,” “potential,” “will,” “may,” “should”  and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties.  Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC’s petroleum production levels and world wide oil consumption and storage, changes in the Company’s operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as of March 31, 2008 and December 31, 2007

(Unaudited)

(in thousands of US$)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,526	9,526
Interest receivable	3,729	1,864
Other current assets	79	70
Total current assets	13,335	11,461
Term loans receivable, less current portion	77,389	77,367
Deferred charges	620	642
Total assets	91,344	89,470

Current liabilities:
Accrued interest	3,729	1,864
Current portion of term mortgage notes	9,526	9,526
Other current liabilities	79	70
Total current liabilities	13,334	11,460
Term mortgage notes, less current portion	78,009	78,009
Total liabilities	91,343	89,469
Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Total liabilities and stockholder’s equity	91,344	89,470

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month periods ended March 31, 2008 and 2007

(Unaudited)

(in thousands of US$)

	Three month period ended March 31,

	2008	2007
Revenue
Interest income	1,886	2,120
Expenses reimbursed	9	8
Net operating revenues	1,895	2,128
Expenses
General and administrative expenses	(9)	(8)
Amortization of debt issue costs	(22)	(22)
Interest expense	(1,864)	(2,098)
	(1,895)	(2,128)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements

California Petroleum Transport Corporation
  Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007

(Unaudited)

(in thousands of US$)

	Three month period ended March 31,
	2008	2007

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	22	22
Amortization of issue discount on loan receivable	(22)	(22)
Changes in operating assets and liabilities:
Interest receivable	(1,865)	(2,907)
Other current assets	(9)	(8)
Accrued interest	1,865	2,097
Other current liabilities	9	8
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Repayments of mortgage notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents		-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1
Supplemental disclosure of cash flow information
Interest paid	-	-

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Notes to the unaudited Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), which is incorporated in Delaware, is a special purpose corporation that was organised solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an “Owner” and, together the “Owners”), serial mortgage notes and the term mortgage notes (together, “the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans (“Serial Loans”) and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation (“Chevron”).

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

The United States, the European Union and the International Maritime Organization, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. Management does not know whether the single-hull vessel, the Virgo Voyager, will be subject to this accelerated phase-out, but this change could result in such vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner’s ability to generate income which will affect the Owner’s ability to service its debt to the Company.

The Company’s only source of funds with respect to the Notes is the payment of the principal and interest on the loans by the Owners.  The Company does not have any other source of capital for payment of the Notes. The Owners’ only sources of funds with respect to its obligation to the Company are the payments by Chevron and Frontline, including termination payments and investment income. The Owners do not have any other source of capital for the payment of the loans.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

2.	PRINCIPAL ACCOUNTING POLICIES

(a)       Revenue and expense recognition

Interest receivable on Term Loans is accrued on a daily basis.  Interest payable on the Notes is accrued on a daily basis.  The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

(b)       Deferred charges

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate.

(c)       Cash and cash equivalents

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

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

(in thousands of $)	March 31, 2008	December 31, 2007
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,780)	(2,758)
	620	642

6.	DEBT

(in thousands of $)	March 31, 2008	December 31, 2007
8.52% Term Mortgage Notes due 2015	87,535	87,535
Less: short-term portion	(9,526)	(9,526)
	78,009	78,009

The outstanding debt as of March 31, 2008 is repayable as follows:

(in thousands of $)
Year ending December 31,
2008	9,526
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013 and later	37,091
Total debt	87,535

The term mortgage notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2004 and interest being payable semi-annually. The term mortgage notes include certain covenants such as restrictions on the payment of dividends and the making additional loans or advances to affiliates.  As of March 31, 2008, the Company was in compliance with these covenants.

As of March 31, 2008, the effective interest rate for the term mortgage notes was 8.52%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2008 compared with the three months ended March 31, 2007

Amounts included in the following discussion are derived from our unaudited interim financial statements condensed for the three months ended March 31, 2008 and 2007.

Interest income

(in thousands of $)	Three months ended March 31,
	2008	2007

Interest income	1,886	2,120

Interest income has decreased in the three months ended March 31, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans receivable.

Administrative expenses

(in thousands of $)	Three months ended March 31,
	2008	2007

Administrative expenses	9	8

Administrative expenses have increased in the three months ended March 31, 2008 compared to the same period in 2007 as a result as a result of slightly higher audit fees.

Interest expense

(in thousands of $)	Three months ended March 31,
	2008	2007

Interest expense	1,864	2,098

Interest expense has decreased in the three months ended March 31, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans payable.

Expenses reimbursed

(in thousands of $)	Three months ended March 31,
	2008	2007

Expenses reimbursed	9	8

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2007 Form 10-K.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors.

Quantitative information about the instruments as at March 31, 2008 is as follows:

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

Scheduled payment date	No initial charters terminated $’000	All initial charters terminated $’000
April 1, 2008	10,942	5,850
April 1, 2009	10,942	6,350
April 1, 2010	10,942	6,890
April 1, 2011	10,942	7,480
April 1, 2012	10,942	8,110
April 1, 2013	10,942	8,800
April 1, 2014	10,942	9,550
April 1, 2015	10,941	36,838
	87,535	89,868

The outstanding amount of Term Loans at March 31, 2008 was $87,535.

ITEM 4	– CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurances as to the reliability of financial reporting and the accuracy and adequacy of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company’s management including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd,   has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of March 31, 2008 is effective.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Since December 31, 2007, there have been no material changes in the risk factors as discussed in “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on March 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2008.

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

California Petroleum Transport Corporation
(Registrant)

Date May 14, 2008	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date May 14, 2008	By	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer and Principal Financial Officer

-11-