Form 10-Q
period 2008-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2008-08-14
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-323976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts	02110-2624
(Address of principal executive offices)	(Zip Code)

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
                      [   ] Yes    [ X] No

Number of shares outstanding of each class of Registrant's Common Stock as of July 31, 2008

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2008

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at June 30, 2008 and December 31, 2007
 (Unaudited)

(in thousands of US$)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,970	9,526
Interest receivable	1,662	1,864
Other current assets	88	70
Total current assets	11,721	11,461
Term loans receivable, less current portion	67,441	77,367
Deferred charges	598	642
Total assets	79,760	89,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	1,662	1,864
Current portion of term mortgage notes	9,970	9,526
Other current liabilities	88	70
Total current liabilities	11,720	11,460
Term mortgage notes, less current portion	68,039	78,009
Total liabilities	79,759	89,469
Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Total liabilities and stockholder’s equity	79,760	89,470

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2008 and 2007
(Unaudited)

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2008	2007	2008	2007
Revenue
Interest income	1,684	1,886	3,570	4,006
Expenses reimbursed	9	8	18	16
Net operating revenues	1,693	1,894	3,588	4,022

Expenses
General and administrative expenses	(9)	(8)	(18)	(16)
Amortization of debt issue costs	(22)	(22)	(44)	(44)
Interest expense	(1,662)	(1,864)	(3,526)	(3,962)
	(1,693)	(1,894)	(3,588)	(4,022)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007
 (Unaudited)

(in thousands of US$)

Six month period ended June 30,

	2008	2007

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	44	44
Amortization of issue discount on loan receivable	(44)	(44)
Changes in operating assets and liabilities:
Interest receivable	202	234
Other current assets	18	28
Accrued interest	(202)	(234)
Other current liabilities	(18)	(28)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	9,526	10,942
Net cash provided by investing activities	9,526	10,942
Cash flows from financing activities
Repayments of mortgage notes	(9,526)	(10,942)
Net cash used in financing activities	(9,526)	(10,942)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	3,729	4,195
Interest received	3,526	3,962

See notes to the unaudited financial statements

California Petroleum Transport Corporation
Notes to the unaudited Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes and the term mortgage notes (together, “the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans (“Serial Loans”) and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation ("Chevron").

The Owners have chartered three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners’ obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice.

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers Limited (Bahamas III) and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and CalPetro Tankers (Bahamas III) Limited, Chevron paid a termination fee of $5,050,000. As manager to CalPetro Tankers (Bahamas III) Limited, Frontline Ltd. (“Frontline”) was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of Calpetro Tankers (Bahamas III) Limited and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc., a wholly owned subsidiary of Frontline, Front Voyager Inc. agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period (the “Initial Period”) with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006. The Initial Period expired on March 31, 2008 and Front Voyager Inc. exercised the option to extend the charter for an additional year on April 1, 2008 for the amount $1.5 million  paid in advance.

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

(c)       Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principals, (“U.S. GAAP”) requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

(d)       Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Management (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on its financial statements.

In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB  Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS is effective for fiscal years beginning after November 15 2007. The Company does not expect the adoption of SFAS 159 to have an impact on its financial statements.

In December 2007 the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS 160”). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Company does not expect the adoption of SFAS 160 to have an impact on its financial statements.

In November 2007 the Securities and Exchange Commisson (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), relating to written loan commitments recorded at fair value through earnings. Previously Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (“SAB 105”) provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This new SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets” and Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 as of December 31, 2007. The adoption did not have any effect on the Company’s results of operations or financial position.

In December 2007 the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), relating to share-based payment. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. As the Company does not offer any share options to its staff, this standard does not apply.

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

The Virgo Voyager was bareboat chartered to Front Voyager Inc. as of April 1, 2006 upon its redelivery from Chevron by virtue of a bareboat charter dated March 31, 2006 by and between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc. (the “Front Voyager Charter”).  The earnings and insurance relating to the Front Voyager Charter have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn have assigned such assignment of earnings and insurance to the Trustee.  The Front Voyager Charter has been collaterally assigned pursuant to an assignment of charter to the Company, which in turn has assigned such assignment to the Trustee.

5.	DEFERRED CHARGES

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

(in thousands of $)	June 30, 2008	December 31, 2007
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,802)	(2,758)
	598	642

6.      DEBT

(in thousands of $)	June 30, 2008	December 31, 2007
8.52% Term Mortgage Notes due 2015	78,009	87,535
Less: short-term portion	(9,970)	(9,526)
	68,039	78,009

The outstanding debt as of June 30, 2008 is repayable as follows:

(in thousands of $)
Year ending December 31,
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013 and later	37,091
Total debt	78,009

The term mortgage notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2004 and interest being payable semi-annually. The term mortgage notes include certain covenants such as restrictions on the payment of dividends and the making additional loans or advances to affiliates.  As of June 30, 2008, the Company was in compliance with these covenants.

As of June 30, 2008, the effective interest rate for the term mortgage notes was 8.52%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

Amounts included in the following discussion are derived from our unaudited interim financial statements condensed for the six months ended June 30, 2008 and 2007.

Interest income

(in thousands of $)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Interest income	1,684	1,886	3,570	4,006

Interest income has decreased in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2008, the Owners repaid a total principal amount of $9.5 million on the Loans.

Interest income has decreased in the three months ended June 30, 2008 compared to the same period in 2007 as a result of loan repayments during the year. The decrease is in line with expectations.

Administrative expenses

(in thousands of $)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Administrative expenses	9	8	18	16

Administrative expenses have increased in the six months ended June 30, 2008 compared to the same period in 2007 as a result as a result of higher audit fees.

Administrative expenses have increased in the three months ended June 30, 2008 compared to the same period in 2007 as a result as a result of higher audit fees.

Interest expense

(in thousands of $)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Interest expense	1,662	1,864	3,526	3,962

Interest expense has decreased in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans payable. On April 1, 2008, we repaid a total principal amount of $9.5 million on the Loans.

The fall in interest expense for the three months ended June 30, 2008 compared to the same period in 2007 is in line with expectations resulting from the interest being charged on a lower principal balance.

Expenses reimbursed

(in thousands of $)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Expenses reimbursed	9	8	18	16

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors in our 2007 Form 10-K.

Quantitative information about the instruments as at June 30, 2008 is as follows:

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

Scheduled payment date	No initial charters terminated $’000	All Initial charters terminated $’000
April 1, 2009	9,970	9,970
April 1, 2010	10,256	8,671
April 1, 2011	10,316	7,204
April 1, 2012	10,376	5,650
April 1, 2013	10,456	6,140
April 1, 2014	10,536	6,670
April 1, 2015	16,099	33,704
	78,009	78,009

The outstanding amount of Term Loans at June 30, 2008 was $78,009.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control over Financial Reporting

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

The Company's management including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd,   has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of June 30, 2008 is effective.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None

Item 1A.    Risk Factors

Since December 31, 2007 there have been no material changes in the risk factors as discussed in “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on March 31, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2008.

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

California Petroleum Transport Corporation
(Registrant)

Date	August 14, 2008	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	August 14, 2008	By	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer and Principal Financial Officer