Form 10-Q
period 2008-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2008-10-17
CIK 923649

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3218, One International Place, Boston, Massachusetts	02110-2624
(Address of principal executive offices)	(Zip Code)

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
[X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__]                                                             Accelerated filer [__]
Non-accelerated filer [X]                                                                Smaller Reporting Company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     [   ] Yes                      [ X] No

Number of shares outstanding of each class of Registrant's Common Stock as of October 15, 2008

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2008

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at September 30, 2008 and December 31, 2007
 (Unaudited)

(in thousands of US$)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,970	9,526
Interest receivable	3,323	1,864
Other current assets	97	70
Total current assets	13,391	11,461
Term loans receivable, less current portion	67,463	77,367
Deferred charges	576	642
Total assets	81,430	89,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	3,323	1,864
Current portion of term mortgage notes	9,970	9,526
Other current liabilities	97	70
Total current liabilities	13,390	11,460
Term mortgage notes, less current portion	68,039	78,009
Total liabilities	81,429	89,469
Stockholder’s equity
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding	1	1
Total liabilities and stockholder’s equity	81,430	89,470

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2008 and 2007
 (Unaudited)

(in thousands of US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2008	2007	2008	2007
Revenue
Interest income	1,684	1,886	5,254	5,892
Expenses reimbursed	8	20	26	36
Net operating revenues	1,693	1,906	5,280	5,928

Expenses
General and administrative expenses	(8)	(20)	(26)	(36)
Amortization of debt issue costs	(22)	(22)	(66)	(66)
Interest expense	(1,662)	(1,864)	(5,188)	(5,826)
	(1,693)	(1,906)	(5,280)	(5,928)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007
(Unaudited)

(in thousands of US$)

	Nine month period ended September 30,
	2008	2007

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	66	66
Amortization of issue discount on loan receivable	(66)	(66)
Changes in operating assets and liabilities:
Interest receivable	1,459	1,631
Other current assets	27	(25)
Accrued interest	(1,459)	(1,631)
Other current liabilities	(27)	(25)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	9,970	10,942
Net cash provided by investing activities	9,970	10,942
Cash flows from financing activities
Repayments of mortgage notes	(9,970)	(10,942)
Net cash used in financing activities	(9,970)	(10,942)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	3,729	4,195
Interest received	3,795	3,962

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited (Bahamas III) and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Virgo Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Bahamas III, Chevron paid a termination fee of $5,050,000. As manager to CalPetro Tankers (Bahamas III), Frontline Ltd (“Frontline”) was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Bahamas III and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro Tankers (Bahamas III) and Front Voyager Inc, a wholly owned subsidiary of Frontline, Front Voyager Inc agreed to charter the Virgo Voyager as of April 1, 2006 for an initial two year period (the “Initial Period”) with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006. The Initial Period expired on March 31, 2008 and Front Voyager Inc exercised the option to extend the charter for an additional year on April 1, 2008 for the amount $1.5 million paid in advance.

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

California Petroleum Transport Corporation
Notes to the unaudited financial statements

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

3.	TERM LOANS RECEIVABLE

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are being repaid over a ten-year period which began on April 1, 2006.  The loans are reported net of the related discounts, which are amortized over the term of the loans.

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

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis. The deferred charges are comprised of the following amounts:

California Petroleum Transport Corporation
Notes to the unaudited financial statements

(in thousands of $)	September 30, 2008	December 31, 2007
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,824)	(2,758)
	576	642

6.	DEBT

(in thousands of $)	September 30, 2008	December 31, 2007
8.52% Term Mortgage Notes due 2015	78,009	87,535
Less: short-term portion	(9,970)	(9,526)
	68,039	78,009

The outstanding debt as of September 30, 2008 is repayable as follows:

(in thousands of $)
Year ending December 31,
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013 and later	37,091
Total debt	78,009

The term mortgage notes bear interest at a rate of 8.52% per annum with principal being repayable in accordance with a remaining sinking fund schedule which began on April 1, 2006 and interest being payable semi-annually. The term mortgage notes include certain covenants such as restrictions on the payment of dividends and the making additional loans or advances to affiliates.  As of September 30, 2008, the Company was in compliance with these covenants.

As of September 30, 2008, the effective interest rate for the term mortgage notes was 8.52%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007

Amounts included in the following discussion are derived from our unaudited interim financial statements for the nine months ended September 30, 2008 and 2007.

Interest income

(in thousands of $)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest income	1,684	1,886	5,254	5,892

Interest income has decreased in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2008, the Owners repaid a total principal amount of $9.5 million on the Loans.

Interest income has decreased in the three months ended September 30, 2008 compared to the same period in 2007 as a result of loan repayments during the year. The decrease is in line with expectations.

Administrative expenses

(in thousands of $)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Administrative expenses	9	20	26	36

Administrative expenses have decreased in the nine months ended September 30, 2008 compared to the same period in 2007 as a result as a result of higher than anticipated audit fees relating to 2006 being settled during 2007.

Administrative expenses have decreased in the three months ended September 30, 2008 compared to the same period in 2007 as a result of the settlement of higher audit fees as explained in the paragraph above.

Interest expense

(in thousands of $)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest expense	1,662	1,864	5,188	5,826

Interest expense has decreased in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in the principal balance of loans payable. On April 1, 2008, we repaid a total principal amount of $9.5 million on the Loans.

The fall in interest expense for the three months ended September 30, 2008 compared to the same period in 2007 is in line with expectations resulting from the interest being charged on a lower principal balance.

Expenses reimbursed

(in thousands of $)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Expenses reimbursed	9	20	26	36

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

Quantitative information about the instruments as at September 30, 2008 is as follows:

Term Loans

The principal balances of the Term Loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortised over the term of the loans.

The table below provides the final principal payments on the term loans if none of the Charters is terminated and if all of the Charters are terminated on the earliest remaining termination dates. The information in the column for No initial charters terminated takes into consideration the effect of the termination of the bareboat charter between CalPetro Tankers (Bahamas III) and Chevron, which was terminated with effect from April 1, 2006.

Scheduled payment date	No initial charters terminated $’000	All Initial charters terminated $’000
April 1, 2009	9,970	9,970
April 1, 2010	10,256	8,671
April 1, 2011	10,316	7,204
April 1, 2012	10,376	5,650
April 1, 2013	10,456	6,140
April 1, 2014	10,536	6,670
April 1, 2015	16,099	33,704
	78,009	78,009

ITEM 4T – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that evaluation, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

The Company's management including the Company’s President and Treasurer, with the participation of the Company’s manager, Frontline Ltd,   has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of September 30, 2008 is effective.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2008.

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

California Petroleum Transport Corporation
(Registrant)

Date	October 17, 2008	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	October 17, 2008	By	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer and Principal Financial Officer