Form 10-K
period 2008-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2009-03-27
CIK 923649

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of Registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3249, One International Place, Boston, Massachusetts, 02110-2624
(Address of principal executive offices)

(617) 951-7690
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Exchange Act.

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[__] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[__] Yes	[X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes	[_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[_] Yes	[X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_] Yes	[X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X ]	Smaller reporting company [_]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes	[X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
None.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2009.
1,000 shares of Common Stock, $1 par value

                                                  .
DOCUMENTS INCORPORATED BY REFERENCE:	None.

CALIFORNIA PETROLEUM TRANSPORT CORPORATION

FORM 10-K

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

Item 1.     Business

The Company
California Petroleum Transport Corporation (the "Company") was incorporated in Delaware in 1995.  We are a special purpose corporation organized solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), term mortgage notes and serial mortgage notes (together the "Notes") as our obligations and loaning the proceeds of the sales to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the four vessels (the "Vessels") described below in Item 2. from Chevron Transport Corporation, or Chevron.  All of our shares are held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts.

Information about revenues, profits and total assets is provided in the financial statements included in this report.

We have no employees.

The Owners
Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("CalPetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels.  Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") was organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels.  Each of the foregoing companies is also referred to in this document as an "Owner".  Each Owner will only engage in the business of the ownership and chartering of its Vessel in addition to activities resulting from or incidental to such ownership and chartering.  Each Owner is a majority-owned subsidiary of Frontline Ltd. or Frontline, a New York Stock Exchange listed Bermuda company. None of the Owners are owned by, or are affiliated with, us and neither we nor any Owner is owned by or is an affiliate of Chevron.

The Charters
Three of the Vessels, the Cygnus Voyager, the Altair Voyager and the Sirius Voyager are currently chartered to Chevron under bareboat charters dated as of the date of the original issuance of the Notes (collectively, the "Chevron Charters") and are due to expire on April 1, 2015. The Front Voyager is currently chartered to Front Voyager Inc. under a bareboat charter (the "Front Voyager Charter") which is scheduled to expire on April 1, 2009 subject to Front Voyager Inc exercising its option to extend the charter on an annual basis until April 1, 2015.   On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009.   We refer to the Chevron Charters and the Front Voyager Charter collectively as the Charters.

Under the Chevron Charters, Chevron can elect to terminate the charter on any of three termination dates occurring at two-year intervals that began in 2003, 2004 and 2006. Notice of Chevron's intention to terminate must be given seven months prior to the termination date. As of March 27, 2009, we had not received any termination notices from Chevron with respect to the Chevron Charters. Chevron is required to pay each Owner a termination payment (the "Termination Payment") on or prior to the remaining termination dates as follows:

(In millions of $)
Optional Termination Date	Cygnus Voyager	Altair Voyager	Sirius Voyager
April 1, 2009	9.97		8.89
April 1, 2010		8.94
April 1, 2011			7.88

On April 21, 2005, one of the Owners, CalPetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Front Voyager pursuant to the terms of that charter and received from Chevron a termination fee in the amount of $5.05 million. On April 1, 2006, the Front Voyager was redelivered to its Owner who immediately delivered it to Front Voyager Inc., a wholly owned subsidiary of Frontline, to commence employment under the Front Voyager Charter for an initial two year period (the "Initial Period") which provided for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. The Front Voyager Charter contains seven annual options to extend the charter after April 1, 2008 and provides sufficient funds to allow CalPetro Bahamas III to satisfy its obligations to make mandatory sinking fund payments and to pay all related expenses.

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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes.  The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity:

•	Ultra large crude carriers "ULCC"- size range of approximately 320,000 to 450,000 deadweight tons (dwt);
•	Very large crude carriers "VLCC"- size range of approximately 200,000 to 320,000 dwt;

•	Suezmax-size range of approximately 120,000 to 200,000 dwt;
•	Aframax-size range of approximately 60,000 to 120,000 dwt; and
•	small tankers of less than approximately 60,000 dwt.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission ("SEC"). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, DC. 20549.  You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at Suite 3249, One International Place, Boston, Massachusetts, 02110-2624 or at the offices of our manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

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

The cyclical nature of the tanker industry may lead to volatile changes in charter rates, which may adversely affect the earnings of the Owners.

Three of the Vessels are currently operated under the Chevron Charters. The Chevron Charters each have a term expiring on April 1, 2015, subject to Chevron having an option to terminate the Charters at earlier dates as discussed above. As of March 27, 2009, we had not received any termination notices from Chevron with respect to the Chevron Charters. On April 21, 2005, Chevron gave irrevocable notice of its intention to exercise its first termination option effective April 1, 2006 on the single hull vessel, Front Voyager. Pursuant to a bareboat charter agreement between CalPetro Bahamas III and Front Voyager Inc., Front Voyager Inc. agreed to charter the Front Voyager as of April 1, 2006 for an initial two year period with a further seven annual optional periods. On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009. We refer to Chevron and Frontline as the Charterers.

Historically, the tanker industry has been highly cyclical, with volatility in profitability and asset values resulting from changes in the supply of and demand for tanker capacity. If the tanker market is depressed in the future, the Owners earnings and available cash flow may decrease. The ability to re-charter the Vessels on the expiration or termination of the Initial Charters and the charter rates payable under any renewal or replacement charter will depend upon, among other things, economic conditions in the tanker market. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products.

The factors affecting the supply and demand for oil tankers are outside of the Owners control, and the nature, timing and degree of changes in industry conditions are unpredictable. The factors that influence demand for tanker capacity include:

•	demand for oil and oil products;
•	global and regional economic and political conditions;
•	changes in oil production and refining capacity;
•	environmental and other regulatory developments;
•	the distance oil and oil products are to be moved by sea; and
•	changes in seaborne and other transportation patterns.

The factors that influence the supply of tanker capacity include:

•	the number of newbuilding deliveries;
•	the scrapping rate of older vessels;
•	port or canal congestion;
•	vessel casualties;
•	price of steel;
•	potential conversion of vessels to alternative use;
•	the number of vessels that are out of service; and
•	changes in environmental and other regulations that may effectively cause reductions in the carrying capacity of vessels or early obsolescence of tonnage.

The Owners may not be able to arrange further charters at rates sufficient to meet interest and principal payments due to us on the term loans.  Should the Owners default on payment of this interest and principal, the value of collateral to the term loans may be insufficient to repay the Notes.

Because the Owners' Charters may expire or be terminated, they may incur additional expenses and not be able to re-charter the Vessels profitably.

As discussed above, Chevron may elect to terminate their Chevron Charters on certain termination dates and Front Voyager Inc may elect not to exercise its annual renewal options with respect to the charter for the Front Voyager.  We cannot predict at this time any of the factors that the charterers will consider in deciding whether to exercise any of their remaining termination or renewal options under the Charters.  It is likely, however, that the charterers would consider a variety of factors, which may include whether a vessel is suitable to their requirements and whether competitive charterhire rates are available in the open market at that time.

In the event that the charterers terminate any of the remaining Charters, they are required under the terms of the Charter to make a termination payment to the relevant vessel owner. The amount of the termination payment is not expected to be sufficient to cover the Owners' obligations to us under the Notes. If the charterers terminate the Charter, the Owners will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the term loans. We cannot assure you that the Owner will be able to meet these obligations upon the termination of a charter.  Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market which is subject to greater fluctuation than the time charter market.  Any replacement charter may bring the Owners lower charter rates and would likely require them to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Front Voyager Inc. one of our current charterers, is a wholly owned subsidiary of, Frontline, which also is our manager and as such conflicts of interest might arise where Frontline would favor its own interests over ours.

Front Voyager Inc. the current charterer of the Front Voyager, is a wholly owned subsidiary of Frontline.  As such, situations might arise where Frontline may favor its own interest to the detriment of the Front Voyager's owner, CalPetro Bahamas III, or the Company's security holders.  Possible conflicts of interest may arise in re-negotiation of our charter with Front Voyager Inc. or negotiations of disputes arising from the Front Voyager Charter, where Frontline may act in its own best interests and not our best interests.

The Owners operate in the highly competitive international tanker market which could affect their position at the end of the Charters or if the charterers terminate the Charters earlier.

The operation of tanker vessels and transportation of crude and petroleum products is an extremely competitive business.  During the term of the Charters with the charterers, the Owners are not exposed to the risk associated with this competition.  At the end of the Charters or in the event that the charterers terminate any Charter at any of the optional termination dates, the Owners will have to compete with other tanker owners, including major oil companies as well as independent tanker companies for charters.  Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets, which could result in the Owners achieving lower revenues from their Suezmax oil tankers which will reduce the amounts available, if any, to pay the principal and interest on the serial and term loans due to us.  Should the Owners default on payment of this interest and principal, the value of collateral to the serial and term loans may be insufficient to repay the Notes.

Any decrease in shipments of crude oil may adversely affect the Owners financial performance at the end of the Charter or if Chevron terminates the Charter prior to that time.

The demand for our oil tankers derives primarily from demand for Arabian Gulf and West African crude oil, along with crude oil from the former Soviet Union, or the FSU, which, in turn, primarily depends on the economies of the world's industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world's industrial economies and their demand for crude oil from the mentioned geographical areas. One such factor is the price of worldwide crude oil. The world's oil markets have experienced high levels of volatility in the last 25 years. If oil prices were to rise dramatically, the economies of the world's industrial countries may experience a significant downturn.

Any decrease in shipments of crude oil from the above mentioned geographical areas would have a material adverse effect on the Owners' financial performance. Among the factors which could lead to such a decrease are:

•	increased crude oil production from other areas;
•	increased refining capacity in the Arabian Gulf, West Africa or the FSU;
•	increased use of existing and future crude oil pipelines in the Arabian Gulf, West Africa and FSU;
•	a decision by Arabian Gulf, West African and FSU oil-producing nations to increase their crude oil prices or to further decrease or limit their crude oil production;
•	armed conflict in the Arabian Gulf and West Africa and political or other factors; and
•	the development and the relative costs of nuclear power, natural gas, coal and other alternative sources of energy.

The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels, conversion of vessels to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. Currently there is significant newbuilding activity with respect to virtually all sizes and classes of vessels. If the amount of tonnage delivered exceeds the number of vessels being scrapped, vessel capacity will increase. As discussed below, if the supply of vessel capacity increases and the demand for vessel capacity does not, the charter rate paid for the Vessels as well as the value of the Vessels could materially decline. Such a decline in charter rate and vessel value would likely have an adverse effect on the Owners revenues and profitability at the end of the Charter or if Chevron terminates the Charter prior to that time which in turn could lead to defaults in payment.

An over-supply of tanker capacity may lead to reductions in charter rates, vessel values, and profitability when the Charters expires or is terminated by Chevron.

The market supply of tankers is affected by a number of factors such as demand for energy resources, oil, and petroleum products, as well as strong overall economic growth in parts of the world economy including Asia. If the capacity of new ships delivered exceeds the capacity of tankers being scrapped and lost, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline. A reduction in charter rates may have a material adverse effect on the Owners' results of operations if the Charters expire or are terminated.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on the Owners results of operations, financial condition and cash flows.

Over the last year, global financial markets have experienced extraordinary disruption and volatility following adverse changes in the global credit markets. The credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and governments around the world have taken highly significant measures in response to such events, including the enactment of the Emergency Economic Stabilization Act of 2008 in the United States, and may implement other significant responses in the future.

Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Commission, other regulators, self-regulatory organizations and exchanges have enacted temporary emergency regulations and may take other extraordinary actions in the event of market emergencies and may effect permanent changes in law or interpretations of existing laws. Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered into bankruptcy proceedings or are in regulatory enforcement actions. These difficulties have resulted, in part, from declining markets for assets held by such institutions, particularly the reduction in the value of their mortgage and asset-backed securities portfolios. These difficulties have been compounded by a general decline in the willingness by banks and other financial institutions to extend credit.

The Owners face risks attendant to changes in economic environments and instability in securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect the Owners businesses or impair their ability to borrow amounts under any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors may have a material adverse effect on the Owners results of operations, financial condition or cash flows.

Safety, environmental and other governmental and other requirements expose us to liability, and compliance with current and future regulations could require significant additional expenditures, which could have a material adverse affect on our business and financial results.

The Owners' operations are affected by extensive and changing international, national, state and local laws, regulations, treaties, conventions and standards in force in international waters, the jurisdictions in which the Vessels operate and the country or countries in which such vessels are registered, including those governing the management and disposal of hazardous substances and wastes, the cleanup of oil spills and other contamination, air emissions, and water discharges and ballast water management.  These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the United States Clean Air Act and United States Clean Water Act, the United States Marine Transportation Security Act of 2002, the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended, or CLC, the International Convention for the Prevention of Pollution from Ships of 1975, the International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and implementing regulations adopted by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of pollution by vessels), the European Union, and other international, national and local regulatory bodies.

In addition, vessel classification societies also impose significant safety and other requirements on our vessels.  In complying with current and future environmental requirements, the Owners may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage.  Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require the Owners to incur significant capital expenditures on their Vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. For example, various jurisdictions, including the United States, are considering or have enacted legislation imposing more stringent requirements on air emissions and ballast water discharges from vessels.

Many of these requirements are designed to reduce the risk of oil spills and other pollution, and compliance with these requirements can be costly.  These requirements also can affect the resale value or useful lives of the Vessels', require a reduction in cargo-capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports.

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

For example, OPA affects all vessel owners shipping oil to, from or within the United States.  OPA allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in United States waters.  Similarly, CLC, which has been adopted by most countries outside of the United States, imposes liability for oil pollution in international waters.  OPA expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries.  Coastal states in the United States have enacted pollution prevention liability and response laws, many providing for unlimited liability.

OPA also provides for the scheduled phase-out of all non-double-hull tankers that carry oil in bulk in United States waters. The IMO and the European Union, or EU, have adopted separate phase-out schedules applicable to single-hull tankers operating in international and EU waters, respectively. These regulations could reduce the demand for single-hull tankers, force the remaining single-hull vessels into less desirable trading routes, increase the number of vessels trading in routes open to single-hull vessels and could increase demands for further restrictions in the remaining jurisdictions that permit the operation of these vessels. As a result, single-hull vessels are likely to be chartered less frequently and at lower rates.

In recent years, the IMO and EU have both accelerated their existing non-double-hull phase-out schedules in response to highly publicized oil spills and other shipping incidents involving companies unrelated to us. Future accidents may be expected in the industry, and such accidents or other events may be expected to result in the adoption of even stricter laws and regulations, which could limit the owners operations or their ability to do business and which could have a material adverse effect on their business and financial results.

Extensive and changing environmental laws and other regulations, compliance with which may entail significant expenses including expenses for ship modifications and changes in operating procedures and therefore affect the operation of the Vessels.  Although the charterers are responsible for all operational matters and bear all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners' business operations at any time after the expiration or termination of the Charters or in the event the charterers fail to make a necessary payment.

An acceleration of the current prohibition to trade deadlines for non-double hull tankers could adversely affect the Owners operations.

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

The Owners may not have adequate insurance in the event existing charters are terminated.

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, property loss and cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labour strikes.  In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.  Under the Charters, the charterers bear all risks associated with the operation of the Vessels including the total loss of the Vessels.  However, we cannot assure holders of the Notes that the Owners will adequately insure against all risks or in the event the Charters expire or are terminated.  The Owners may not be able to obtain adequate insurance coverage at reasonable rates for the Vessels in the future and the insurers may not pay particular claims.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect the Owners business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia. Throughout 2008, the frequency of piracy incidents against commercial shipping vessels increased significantly, particularly in the Gulf of Aden off the coast of Somalia. For example, in November 2008, the M/V Sirius Star, a tanker vessel not affiliated with any of the Owners, was captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million. If these pirate attacks result in regions in which the owners Vessel are deployed being characterized as "war risk" zones by insurers, as the Gulf of Aden temporarily was in May 2008, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. The Owners may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any of these events may result in loss of revenues, increased costs and decreased cash flows to Chevron and Front Voyager Inc, which could impair its ability to make payments to the Owners under Charter.

The Owners are highly dependent on Chevron and Chevron Corporation and Frontline.

The Owners are highly dependent on the performance by Chevron and Front Voyager Inc., a subsidiary of Frontline, of their obligations under the Charters and by Chevron's guarantor, the Chevron Corporation, of its obligations under its guarantee.  A failure by Chevron, Chevron Corporation or Front Voyager Inc to perform their obligations could result in the inability of the Owners to service the term loans.  If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

The Owners may not be able to pay down their debt in the future.

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

Governments could requisition the Vessels during a period of war or emergency, resulting in a loss of earnings.

A government could requisition for title or seize the Vessels.  Requisition for title occurs when a government takes control of a vessel and becomes her owner.  Also, a government could requisition the Vessels for hire.  Requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates.  Generally, requisitions occur during a period of war or emergency. This amount could be materially less than the charterhire that would have been payable otherwise. In addition, the Owners would bear all risk of loss or damage to their vessels under requisition for hire Government requisition of the Vessels would negatively impact the revenues of the Owners and therefore impact their ability to service the debt due to us.

The Owners operations outside the United States expose them to global risks that may interfere with the operation of their Vessel.

The Owners are international companies and primarily conduct their operations outside of the United States. Changing economic, regulatory, political and governmental conditions in the countries in which they are engaged in business or where their Vessel is registered affect them. Hostilities or other political instability in regions where their Vessels trade could affect their trade patterns and adversely affect their operations and performance. The terrorist attacks against targets in the United States on September 11, 2001 and the military response by the United States has increased the likelihood of acts of terrorism worldwide. Acts of terrorism, regional hostilities or other political instability, as shown by the attack on the Limburg in Yemen in October 2002, attacks on oil pipelines during and subsequent to the Iraq war in 2003 and attacks on expatriate workers in the Middle East could adversely affect the oil trade and reduce the Owners revenue or increase our expenses.

The Vessels may call on ports located in countries that are subject to restrictions imposed by the United States government.

The Charters are bareboat charters and, from time to time, the Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the United States government as state sponsors of terrorism. Although these sanctions and embargoes do not prevent their Vessel from making calls to ports in these countries, potential investors could view such port calls negatively, which could adversely affect their reputation and the market for their Notes. Investor perception of the value of the Notes may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

The Notes may not be as liquid as other securities with established trading markets, which may affect the value of the Notes and your ability to trade them.

The Notes are not listed on any national securities exchange and have no established trading market.  Consequently, the Notes could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar notes and warrants, and our financial performance.  The placement agents for the Notes currently make a market for the Notes, but are not obligated to do so and may discontinue their market making activity at any time.  In addition, their market making activity is subject to the limits imposed by the Securities Act and the Exchange Act.  We cannot assure you that an active trading market exists for the Notes or that any market for the Notes will be liquid.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

We have no property.  The Notes are our obligations and we loaned the proceeds of the sales to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the Vessels.  Other than the Vessels described below, the Owners have no property.

Owner	Vessel	Construction	Delivery Date	Approximate dwt.
CalPetro Tankers (Bahamas I) Limited	Cygnus Voyager	Double Hull	March 1993	150,000
CalPetro Tankers (Bahamas II) Limited	Altair Voyager	Double Hull	August 1993	130,000
CalPetro Tankers (Bahamas III) Limited	Front Voyager	Single Hull	February 1992	150,000
CalPetro Tankers (Bahamas IOM) Limited	Sirius Voyager	Double Hull	October 1994	150,000

Item 3.         Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party. In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4.         Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 27, 2009, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.          Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2008, 2007 and 2006, and the balance sheet data as at December 31, 2008 and 2007 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2005 and 2004 and the selected balance sheet data as at December 31, 2006, 2005 and 2004 have been derived from audited financial statements of the Company not included herein.

	Year ended December 31,
($'000s except per share data)	2008	2007	2006	2005	2004
Total operating revenues	6,961	7,876	8,798	9,793	10,922
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	79,686	89,470	100,625	112,905	127,483
Long term liabilities	68,039	78,009	88,381	98,477	110,533
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2008 and 2007.

($'000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operating revenues	1,895	1,693	1,693	1,680
Expenses	(1,895)	(1,693)	(1,693)	(1,680)
Net income	-	-	-	-
2007
Operating revenues	2,128	1,894	1,907	1,947
Expenses	(2,128)	(1,894)	(1,907)	(1,947)
Net income	-	-	-	-

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

California Petroleum
We were organized to issue, as agent on behalf of the Owners, the Notes and subsequently loan the proceeds of the sale to the Owners.  Our only sources of funds with respect to the Notes are receipts of principal and interest on the related loans receivable from each Owner.  General and administrative expenses comprising trustee fees, legal fees, agency fees and other costs incurred by us are billed to the Owners.  The net result for the year is neither a gain nor a loss, the detail relating to such result is set forth in the Statement of Operations and Retained Earnings included herein.

The Owners
The Owners' strategy has been to acquire the Vessels and charter them to Chevron and Frontline under bareboat charters which are expected to provide:

a)	charterhire payments which we and the Owners expect will be sufficient to pay, so long as the Charters are in effect:

i.	the Owners' obligations under the loans for acquiring the Vessels;
ii.	management fees and technical advisor's fees;
iii.	recurring fees and taxes; and
iv.	any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners.

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

On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009.  As of March 27, 2009, we had not received any termination notices from Chevron with respect to the Chevron Charters.

Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

Interest income

(in thousands of $)	2008	2007

Interest income	6,937	7,779

Interest income decreased in 2008 compared to 2007 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2008, the Owners repaid total principal of $9.5 million on the Loans.

Expenses reimbursed

(in thousands of $)	2008	2007

Expenses reimbursed	24	97

Administrative expenses are lower in 2008 as a result of a reduction in audit fees and an over accrual in 2007.

Interest expense

(in thousands of $)	2008	2007

Interest expense	(6,849)	(7,691)

Interest expense decreased compared to 2007 primarily due to a decrease in the principal balance of the Notes. On April 1, 2008, we repaid total principal of $9.5 million on the Notes.

Administrative expenses

(in thousands of $)	2008	2007

Administrative expenses	(24)	(97)

General and administrative expenses which comprise trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses reimbursed.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Interest income

(in thousands of $)	2007	2006

Interest income	7,779	8,729

Interest income decreased in 2007 compared to 2006 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2007, the Owners repaid total principal of $10.9 million on the Loans.

Expenses reimbursed

(in thousands of $)	2007	2006

Expenses reimbursed	97	69

Administrative expenses are higher in 2007 as a result of increased audit fees.

Interest expense

(in thousands of $)	2007	2006

Interest expense	(7,691)	(8,641)

Interest expense decreased compared to 2006 primarily due to a decrease in the principal balance of the Notes. On April 1, 2007, we repaid total principal of $10.9 million on the Notes.

Administrative Expenses

(in thousands of $)	2007	2006

Administrative expenses	(97)	(69)

General and administrative expenses which comprise trustee fees, audit fees and other costs incurred by us are billed to the Owners. Refer to the discussion above on administrative expenses.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

Critical Accounting Policies

Our principal accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K.

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2008 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Tabular disclosure of contractual obligations

As at December 31, 2008, we had the following contractual obligations and commitments:

	Payments due by period
(in $'000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Mortgage Notes (8.52%)	9,970	20,572	20,832	26,635	78,009
Total contractual obligations	9,970	20,572	20,832	26,635	78,009

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors."

Quantitative information about the instruments as at December 31, 2008 is as follows:

Term Loans
The principal balances of the Term Loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006.  The loans are reported net of the related discounts, which are amortized over the term of the loans.

The table below provides the final principal payments on the term loans if none of the Charters are terminated and if all of the Charters are terminated on the earliest remaining termination dates. The information in the column entitled  "No initial charters terminated" takes into consideration the effect of the termination of the bareboat charter between CalPetro Tankers Bahamas III and Chevron, which was terminated with effect from April 1, 2006.

Scheduled payment date	No initial charters terminated $'000	All initial charters terminated $'000
April 1, 2009	9,970	9,970
April 1, 2010	10,256	7,157
April 1, 2011	10,316	5,810
April 1, 2012	10,376	6,290
April 1, 2013	10,456	6,840
April 1, 2014	10,536	7,420
April 1, 2015	16,099	34,522
	78,009	78,009

The outstanding amount of Term Loans at December 31, 2008 was $78.0 million.

Item 8.         Financial Statements and Supplementary Data

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholder
California Petroleum Transport Corporation

We have audited the accompanying balance sheet of California Petroleum Transport Corporation (the "Company") as of December 31, 2008 and the related statements of operations and retained earnings, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007 and for the two years then ended were audited by other auditors whose report dated March 28, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2008 and the results of its operations and cash flows for each of the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway

March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
California Petroleum Transport Corporation

We have audited the accompanying balance sheet of California Petroleum Transport Corporation as of December 31, 2007 and the related statements of operations and retained earnings, and cash flows for each of the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2007 and the results of its operations and cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York

March 28, 2008

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2008 and 2007
(in thousands of US$)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,970	9,526
Interest receivable	1,662	1,864
Other current assets	14	70
Total current assets	11,647	11,461
Term loans receivable, less current portion	67,485	77,367
Deferred charges	554	642
Total assets	79,686	89,470

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	1,662	1,864
Current portion of term mortgage notes	9,970	9,526
Other current liabilities	14	70
Total current liabilities	11,646	11,460
Term mortgage notes, less current portion	68,039	78,009
Total liabilities	79,685	89,469
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	79,686	89,470

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2008, 2007 and 2006
(in thousands of US$)

	2008	2007	2006
Revenue
Interest income	6,937	7,779	8,729
Expenses reimbursed	24	97	69
Total operating revenues	6,961	7,876	8,798

Expenses
General and administrative expenses	(24)	(97)	(69)
Amortization of debt issue costs	(88)	(88)	(88)
Interest expense	(6,849)	(7,691)	(8,641)
	(6,961)	(7,876)	(8,798)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
(in thousands of US$)

	2008	2007	2006
Net income	-	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	88	88	88
Changes in operating assets and liabilities:
Interest receivable	202	233	251
Other current assets	56	(21)	(27)
Accrued interest	(202)	(233)	(251)
Other current liabilities	(56)	21	27
Net cash provided by operating activities	88	88	88
Cash flows from investing activities
Collections on loans receivable	9,438	10,942	12,056
Net cash provided by investing activities	9,438	10,942	12,056
Cash flows from financing activities
Repayments of mortgage notes	(9,526)	(11,030)	(12,144)
Net cash used in financing activities	(9,526)	(11,030)	(12,144)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	7,051	7,924	8,892

See accompanying notes to the financial statements.

California Petroleum Transport Corporation

Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Front Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Calpetro Tankers (Bahamas III) Limited, Chevron paid a termination fee of $5,050,000. As manager to CalPetro Tankers (Bahamas III) Limited, Frontline Ltd ("Frontline") was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Calpetro Tankers (Bahamas III) Limited and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc., a wholly owned subsidiary of Frontline, Front Voyager Inc. agreed to charter the Front Voyager as of April 1, 2006 for an initial two year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006. The Initial Period expired on April 1, 2008 and Front Voyager Inc exercised the option to extend the charter for an additional year.  On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009.

The Front Voyager is a single hull vessel. The United States, the European Union and the International Maritime Organisation, or the IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates which range from 2010 to 2015. In December 2003, the Marine Environmental Protection Committee of the IMO adopted a proposed amendment to the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of single hull tankers from 2015 to 2010 unless the relevant flag states extend the date to 2015. Management does not know whether the non-double hull vessel will be subject to this accelerated phase-out, but this change could result in the Vessel being unable to trade in many markets after 2010. Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner's ability to generate income which will affect the Owner's ability to service its debt to the Company.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

2.	PRINCIPAL ACCOUNTING POLICIES

	(a)	Revenue and expense recognition

Interest receivable on the Serial Loans and on the Term Loans is accrued on a daily basis.  Interest payable on the Term Mortgage Notes is accrued on a daily basis.  The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

	(b)	Deferred charges

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis, which is not materially different to the effective interest rate method.

	(c)	Reporting and functional currency

The reporting and functional currency is the United States dollar.

	(d)	Use of estimates

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

	(e)	Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2008 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

The Front Voyager was bareboat chartered to Front Voyager Inc. as of April 1, 2006 upon its redelivery from Chevron by virtue of a bareboat charter dated March 31, 2006 by and between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc. (the "Front Voyager Charter").  The earnings and insurance relating to the Front Voyager Charter have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn have assigned such assignment of earnings and insurance to the Trustee.  The Front Voyager Charter has been collaterally assigned pursuant to an assignment of charter to the Company, which in turn has assigned such assignment to the Trustee.

5.	DEFERRED CHARGES

The deferred charges are comprised of the following amounts:

(in thousands of $)	2008	2007
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,846)	(2,758)
	554	642

6.	TERM MORTGAGE NOTES

(in thousands of $)	2008	2007
8.52% Term Mortgage Notes due 2015	78,009	87,535
Total debt	78,009	87,535
Less: short-term portion	(9,970)	(9,526)
	68,039	78,009

The outstanding debt as of December 31, 2008 is repayable as follows:

(in thousands of $)
Year ending December 31,
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013	10,456
2014 and later	26,635
Total debt	78,009

The term mortgage notes bear interest at a rate of 8.52% per annum.  Principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates.  At December 31, 2008 and 2007, the Company was in compliance with these covenants.

As of December 31, 2008, the effective interest rate for the Notes of the Company was 8.52%.

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

(in thousands of $)
Scheduled payment date	Charter not terminated	Charter terminated 2009	Charter terminated 2010	Charter terminated 2011
2009	9,970	6,339	3,187	2,984
2010	10,256	3,240	3,187	2,984
2011	10,316	3,510	1,510	2,984
2012	10,376	3,810	1,630	1,090
2013	10,456	4,140	1,770	1,180
2014 and later	26,635	23,338	11,020	9,668
	78,009	44,377	22,304	20,890

7.	SHARE CAPITAL

(in thousands of $)	2008	2007
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

Fair values
The carrying value and estimated fair value of the Company's financial instruments at December 31, 2008 and 2007 are as follows:

(in thousands of $)	2008 Fair Value	2008 Carrying Value	2007 Fair Value	2007 Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	89,376	78,009	94,036	87,535

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available.

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

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2008, the Board of Directors dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent registered public accounting firm. Also on August 13, 2008, the Board approved the engagement of PricewaterhouseCoopers AS ("PricewaterhouseCoopers") as the Company's independent registered public accounting firm for the year ending December 31, 2008.  The Board determined to dismiss Grant Thornton and engage PricewaterhouseCoopers in order to realize economies and efficiencies, since PricewaterhouseCoopers acts as the independent registered public accounting firm for Frontline Ltd. and other companies connected with the Company.

The reports of Grant Thornton on the financial statements of the Company as of December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2007 and 2006, and through the period ended August 13, 2008, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the matter of such disagreements in their reports.

Item 9A (T).     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our President and Treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2008.

The annual report does not include an attestation report of the Company's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.             Directors and Executive Officers of the Registrant

The Company does not have any employees.  The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name	Age	Position with Company
Nancy I. DePasquale	42	Director and President
Louise E. Colby	61	Vice President, Director and Assistant Secretary
R. Douglas Donaldson	67	Treasurer
Franklin P. Collazo	29	Secretary

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Nancy I. DePasquale has been a Director and the President of the Company since 1994.  She joined JH Management Corporation, a Massachusetts business corporation that engages in the management of special purpose corporations for structured financial transactions, in 1993 as its President and is currently the Vice President of JH Management Corporation.  From 1991 to 1992, she was a legal secretary at Ropes & Gray, a law firm in Boston, MA.  From 1992 to 1993, she was a personal assistant to Bob Woolf Associates, Inc.

Louise E. Colby has been Vice President of the Company since September 2008. She has been a Director since 1994. She was the Secretary and Treasurer in 1994 and has served as an Assistant Secretary from 1995 to present.  She is a former Director, Secretary and Treasurer of JH Management Corporation beginning in 1989 and currently serves as its Assistant Secretary.  She has also served as the Trustee of the Cazenove Street Realty Trust since 1983 and formerly served as a Trustee of The 1960 Trust, a charitable trust for the benefit of Harvard University.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 27, 2009 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 27, 2009.

Beneficial Ownership
Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Common Stock	The California Trust C/O JH Holdings Corporation, Room 3249 One International Place, Boston MA 02110-2624	1,000	100%

The Company does not have an equity compensation plan.

Item 13.            Certain Relationships and Related Transactions

None.

Item 14.             Principal Accountant Fees and Services

The following table summarises fees we have paid our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2008	2007
Audit fees (1)	$ 35,000	$ 85,000
Audit-related fees (2)	--	--
Tax fees (3)	--	--
All other fees (4)	--	--
Total	$ 35,000	$ 85,000

(1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K. Of the total fees billed in 2008, $9,000 relate to Grant Thornton, whilst the remaining balance is related to fees from PricewaterhouseCoopers AS. All fees billed in 2007 were incurred fees from Grant Thornton LLP.

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

PART IV

Item 15.             Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firms

Balance Sheets at December 31, 2008 and 2007

Statements of Operations and Retained Earnings for the Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

10.15	Bareboat Charter Agreement by and between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc. entered into as of March 31, 2006.

10.16	Assignment of Charter by and between California Petroleum Transportation Corporation and JP Morgan Trust Company, National Association entered into as of March 31, 2006.

10.17	Collateral Assignment of Charter by and between California Petroleum Transportation Corporation and CalPetro Tankers (Bahamas III) Limited entered into as of March 31, 2006.

21.1	The Company does not have any subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California Petroleum Transport Corporation
(Registrant)

Date	March 27, 2009	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 27, 2009	By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	March 27, 2009	By	/s/ R. Douglas Donaldson
R. Douglas Donaldson
Treasurer