Form 10-Q
period 2009-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2009-05-15
CIK 923649

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3249, One International Place, Boston, Massachusetts 02110-2624
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
[X] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  [   ] Yes   [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     [   ] Yes   [   ] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 15, 2009:

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Matters discussed in this report may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

California Petroleum Transport Corporation, or the Company, desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This report and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “plan,” “potential,” “may,” “should,” “expect” and similar expressions identify forward-looking statements.

The forward-looking statements in this report are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies, fluctuations in currencies and interest rates, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, changes in world wide oil production and consumption and storage, changes in the Company's operating expenses, including bunker prices, drydocking and insurance costs, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents, political events or acts by terrorists, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission or Commission.

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at March 31, 2009 and December 31, 2008
(Unaudited)

(in thousands of US$)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,970	9,970
Interest receivable	3,323	1,662
Other current assets	17	14
Total current assets	13,311	11,647
Term loans receivable, less current portion	67,507	67,485
Deferred charges	532	554
Total assets	81,350	79,686
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	3,323	1,662
Current portion of term mortgage notes	9,970	9,970
Other current liabilities	17	14
Total current liabilities	13,310	11,646
Term mortgage notes, less current portion	68,039	68,039
Total liabilities	81,349	79,685
Stockholder’s equity
Share capital	1	1
Total liabilities and stockholder’s equity	81,350	79,686

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month period ended March 31, 2009 and 2008

(Unaudited)

(in thousands of US$)

	Three month period ended March 31,
	2009	2008
Revenue
Interest income	1,683	1,886
Expenses reimbursed	6	9
Net operating revenues	1,689	1,895
Expenses
General and administrative expenses	(6)	(9)
Amortization of debt issue costs	(22)	(22)
Interest expense	(1,661)	(1,864)
	(1,689)	(1,895)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008
(Unaudited)

(in thousands of US$)

	Three month period ended March 31,
	2009	2008

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	22	22
Amortization of issue discount on loan receivable	(22)	(22)
Changes in operating assets and liabilities:
Interest receivable	(1,661)	(1,865)
Other current assets	(3)	(9)
Accrued interest	1,661	1,865
Other current liabilities	3	9
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	-	-
Net cash provided by investing activities		-
Cash flows from financing activities
Repayments of mortgage notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	-	-
Interest received	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the “Company”), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an “Owner” and, together the “Owners”), serial mortgage notes, which were repaid as of April 1, 2006, and term mortgage notes (“the Notes”) as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans, which were repaid as of April 1, 2006 and term loans (“Term Loans”), to facilitate the funding of the acquisition of four vessels (the “Vessels”) from Chevron Transport Corporation (“Chevron”).

Currently, the Owners charter three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners’ obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice. The fourth Vessel is chartered under a bareboat charter to Front Voyager Inc., a wholly owned subsidiary of Frontline Ltd. (the “Front Voyager Charter”).

Pursuant to the Front Voyager Charter, Front Voyager Inc. agreed to charter the Front Voyager as of April 1, 2006 for an initial two year period (the “Initial Period”) with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006. The Initial Period expired on April 1, 2008 and Front Voyager Inc. exercised the option to extend the charter for an additional year.  On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009.

CalPetro Tankers (Bahamas I) Limited and CalPetro Tankers (Bahamas II) Limited received no notice from Chevron to terminate their bareboat charters by the required dates. Consequently, the charters will continue until 2015. CalPetro Tankers (IOM) Limited’s charter can still be terminated on April 1, 2011. As of May 15, 2009, no notice has been given by Chevron.

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

The Company’s only source of funds with respect to the Notes is the payment of the principal and interest on the Term Loans by the Owners.  The Company does not have any other source of capital for payment of the Notes. The Owners’ only sources of funds with respect to its obligation to the Company are the payments by Chevron and Frontline, including termination payments and investment income. The Owners do not have any other source of capital for payment of the Term Loans.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

2.	PRINCIPAL ACCOUNTING POLICIES

(a)       Revenue and expense recognition

Interest receivable on the Term Loans is accrued on a daily basis.  Interest payable on the Notes is accrued on a daily basis.  The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

(b)        Deferred charges

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis, which is not materially different to the effective interest rate method.

(c)        Reporting and functional currency

The reporting and functional currency is the United States dollar.

(d)        Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

3.	TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The Term Loans are reported net of the related discounts, which are amortized over the term of the loans.

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

In addition, the earnings and insurance relating to the Front Voyager Charter have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn have assigned such assignment of earnings and insurance to the Trustee.  The Front Voyager Charter has been collaterally assigned pursuant to an assignment of charter to the Company, which in turn has assigned such assignment to the Trustee.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

5.	DEFERRED CHARGES

Deferred charges are comprised of the following amounts:

(in thousands of $)	March 31, 2009	December 31, 2008
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,868)	(2,846)
	532	554

6.	TERM MORTGAGE NOTES

(in thousands of $)	March 31, 2009	December 31, 2008
8.52% Term Mortgage Notes due 2015	78,009	78,009
Less: short-term portion	(9,970)	(9,970)
	68,039	68,039

The outstanding debt as of March 31, 2009 is repayable as follows:

(in thousands of $)
Year ending December 31,
2009	9,970
2010	10,256
2011	10,316
2012	10,376
2013	10,456
2014 and later	26,635
Total debt	78,009

The Notes bear interest at a rate of 8.52% per annum.  Principal is repayable on the Notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates.  At March 31, 2009 the Company was in compliance with such covenants.

As of March 31, 2009, the effective interest rate for the Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	March 31, 2009	December 31, 2008
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements

8.	FINANCIAL INSTRUMENTS

	March 31, 2009		December 31, 2008
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	77,925	78,009	89,376	78,009

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available.

Concentrations of risk

The Company’s only source of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the Term Loans from the Company are from charterhire payments from Chevron and Front Voyager Inc as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company’s ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three months ended March 31, 2009 and 2008.

Interest income

(in thousands of $)	2009	2008

Interest income	1,683	1,886

Interest income decreased in the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2008, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Administrative expenses

(in thousands of $)	2009	2008

Administrative expenses	6	9

Administrative expenses decreased in the three months ended March 31, 2009 compared to the same period in 2008 as a result as a result of lower audit fees.

Interest expense

(in thousands of $)	2009	2008

Interest expense	1,661	1,864

The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 is in line with expectations resulting from the interest being charged on a lower principal balance.

Expenses reimbursed

(in thousands of $)	2009	2008

Expenses reimbursed	6	9

General and administrative expenses reimbursed comprise audit fees and other costs incurred by us and billed to the Owners. Refer to the discussion above on administrative expenses.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in Risk Factors in our 2008 Form 10-K.

Quantitative information about the instruments as at March 31, 2009 is as follows:

Term Loans
The principal balances of the Term Loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006.  The Term Loans are reported net of the related discounts, which are amortized over the term of the Term Loans.

The table below provides the final principal payments on the Term Loans under two scenarios;

1.
The information in the column entitled “No initial charters terminated” takes into consideration the effect of the termination of the bareboat charter between CalPetro Tankers (Bahamas III) Limited and Chevron, which was terminated with effect from April 1, 2006 and assumes that the CalPetro Tankers (IOM) Limited charter is not terminated.

2.	The information in the column entitled “IOM charter terminated” assumes that the CalPetro Tankers (IOM) Limited charter is terminated.

Scheduled payment date	No initial charters terminated $’000	IOM charter terminated $’000
April 1, 2009	9,970	9,970
April 1, 2010	10,256	10,256
April 1, 2011	10,316	10,316
April 1, 2012	10,376	8,482
April 1, 2013	10,456	8,652
April 1, 2014	10,536	8,832
April 1, 2015	16,099	21,501
	78,009	78,009

The outstanding amount of Term Loans at March 31, 2009 was $78.0 million.

ITEM 4T – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2009.  Based upon that evaluation, our President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

(b) Management’s Report on Internal Controls over Financial Reporting

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

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of March 31, 2009.

This report does not include an attestation report of the Company’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company’s annual report on Form 10-K filed with the Commission on March 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2009.

Item 5. Other Information

None.

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

California Petroleum Transport Corporation (Registrant)

Date: May 15, 2009	By:	/s/ Nancy I. DePasquale Nancy I. DePasquale Director and President

Date: May 15, 2009	By:	/s/ R. Douglas Donaldson R. Douglas Donaldson Treasurer and Principal Financial Officer