Form 10-Q
period 2009-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2009-08-14
CIK 923649

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3249, One International Place, Boston, Massachusetts 02110-2624
(Address of principal executive offices) (Zip Code)

(617) 951-7690
(Registrant's telephone number, including area code)

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
[_] Yes  [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions  of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X]	Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes   [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 14, 2009

1,000 shares Common Stock, $1.00 par value per share

California Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended June 30, 2009

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

California Petroleum Transport Corporation, or the Company, desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This report and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. When used in this report, the words "believe," "anticipate," "intend," "estimate," "forecast," "project," "plan," "potential," "may," "should," "expect" and similar expressions identify forward-looking statements.

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at June 30, 2009 and December 31, 2008

(in thousands of US$)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	10,256	9,970
Interest receivable	1,449	1,662
Other current assets	21	14
Total current assets	11,727	11,647
Term loans receivable, less current portion	57,273	67,485
Deferred charges	510	554
Total assets	69,510	79,686

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	1,449	1,662
Current portion of term mortgage notes	10,256	9,970
Other current liabilities	21	14
Total current liabilities	11,726	11,646
Term mortgage notes, less current portion	57,783	68,039
Total liabilities	69,509	79,685
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	69,510	79,686

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and six month periods ended June 30, 2009 and 2008
(Unaudited)

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2009	2008	2009	2008
Revenue
Interest income	1,471	1,684	3,155	3,570
Expenses reimbursed	9	9	15	18
Net operating revenues	1,480	1,693	3,170	3,588

Expenses
General and administrative expenses	(9)	(9)	(15)	(18)
Amortization of debt issue costs	(22)	(22)	(44)	(44)
Interest expense	(1,449)	(1,662)	(3,111)	(3,526)
	(1,480)	(1,693)	(3,170)	(3,588)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows
for the six month periods ended June 30, 2009 and 2008
(Unaudited)

(in thousands of US$)

	Six month period ended June 30,
	2009	2008

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	44	44
Amortization of issue discount on loan receivable	(44)	(44)
Changes in operating assets and liabilities:
Interest receivable	213	202
Other current assets	7	18
Accrued interest	(213)	(202)
Other current liabilities	(7)	(18)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	9,970	9,526
Net cash provided by investing activities	9,970	9,526
Cash flows from financing activities
Repayments of mortgage notes	(9,970)	(9,526)
Net cash used in financing activities	(9,970)	(9,526)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	3,324	3,729
Interest received	3,368	3,526

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), serial mortgage notes, which were repaid as of April 1, 2006, and term mortgage notes ("the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans, which were repaid as of April 1, 2006  and term loans ("Term Loans"), to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").  Currently, the Owners charter three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. Chevron can terminate a charter at specified dates prior to the expiration of the charter, provided that it gives the Owner the requisite notice. The fourth Vessel is chartered under a bareboat charter to Front Voyager Inc., a wholly owned subsidiary of Frontline Ltd. (the "Front Voyager Charter").

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

As of April 1, 2009, Chevron had not terminated its bareboat charters with each of CalPetro Tankers (Bahamas I) Limited and CalPetro Tankers (Bahamas II) Limited, being the owners of Cygnus Voyager and Altair Voyager, respectively. Accordingly, both charters are scheduled to continue until 2015. Chevron may cancel its bareboat charter with CalPetro Tankers (IOM) Limited by providing notice under the terms and provisions of such bareboat charter on or before April 1, 2011. As of August 14, 2009, we had not received a notice of termination from Chevron.

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(e)      Newly Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 107-1, APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of our financial position and results of operation. The adoption of this standard did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

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

5.	DEFERRED CHARGES

Deferred charges are comprised of the following amounts:

(in thousands of $)	June 30, 2009	December 31, 2008
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,890)	(2,846)
	510	554

6.	TERM MORTGAGE NOTES

(in thousands of $)	June 30, 2009	December 31, 2008
8.52% Term Mortgage Notes due 2015	68,039	78,009
Less: short-term portion	(10,256)	(9,970)
	57,783	68,039

California Petroleum Transport Corporation
Notes to the unaudited financial statements

The outstanding debt as of June 30, 2009 is repayable as follows:

(in thousands of $)
Year ending December 31,
2010	10,256
2011	10,316
2012	10,376
2013	10,456
2014 and later	26,635
Total debt	68,039

The Notes bear interest at a rate of 8.52% per annum.  Principal is repayable on the Notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates.  At June 30, 2009 the Company was in compliance with such covenants.

As of June 30, 2009, the effective interest rate for the Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	June 30, 2009	December 31, 2008
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS
	June 30, 2009		December 31, 2008
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	67,899	68,039	89,376	78,009

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available. This falls within the "Level 1" category of FAS 157 being "measurements using quoted prices in active markets for identical assets or liabilities".

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and six months ended June 30, 2009 and 2008.

Interest income

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2009	2008	2009	2008

Interest income	1,471	1,684	3,155	3,750

Interest income decreased in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2009, the Owners repaid a total principal amount of $10.0 million on the Term Loans.

Interest income has decreased in the three months ended June 30, 2009 compared to the same period in 2008 as a result of loan repayments during the year. The decrease is in line with expectations.

Administrative expenses

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2009	2008	2009	2008

Administrative expenses	9	9	15	18

Administrative expenses decreased in the six months ended June 30, 2009 compared to the same period in 2008 as a result as a result of lower audit fees.

Interest expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2009	2008	2009	2008

Interest expense	1,449	1,662	3,111	3,526

The decrease in interest expense for the six months ended June 30, 2009 compared to the same period in 2008 is primarily due to a decrease in the principal balance of loans payable. On April 1, 2009 we repaid a total principal amount of $10.0 million on the loans.

The fall in interest expense for the three months ended June 30, 2009 compared to the same period in 2008 is in line with expectations resulting from the interest being charged on a lower principal balance.

Expenses reimbursed

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2009	2008	2009	2008

Expenses reimbursed	9	9	15	18

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

Quantitative information about the instruments as at June 30, 2009 is as follows:

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

2.	The information in the column entitled "IOM charter terminated" assumes that the CalPetro Tankers (IOM) Limited charter is terminated.

Scheduled payment date	No initial charters terminated $'000	IOM charter terminated $'000
April 1, 2010	10,256	10,256
April 1, 2011	10,316	10,316
April 1, 2012	10,376	8,482
April 1, 2013	10,456	8,652
April 1, 2014	10,536	8,832
April 1, 2015	16,099	21,501
	68,039	68,039

The outstanding amount of Term Loans at June 30, 2009 was $68.0 million.

ITEM 4T – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2009.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company annual report on Form 10-K filed with the Commission on March 27, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2009.

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

Date	August 14, 2009		California Petroleum Transport Corporation
(Registrant)

		By	/s/ Nancy I. DePasquale
Nancy I. DePasquale
Director and President

Date	August 14, 2009	By	/s/ Louise Colby
Louise Colby
Treasurer and Principal Financial Officer