Form 10-Q
period 2009-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2009-11-06
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 302 5151
(Registrant's telephone number, including area code)

Suite 3249, One International Place, Boston, Massachusetts 02110
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
[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 6, 2009

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

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies, fluctuations in currencies and interest rates, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, changes in world wide oil production and consumption and storage, changes in the Company's operating expenses, including bunker prices, drydocking and insurance costs, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents, political events or acts by terrorists, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission, or Commission.

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at September 30, 2009 and December 31, 2008

(in thousands of US$)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	10,256	9,970
Interest receivable	2,898	1,662
Other current assets	22	14
Total current assets	13,177	11,647
Term loans receivable, less current portion	57,295	67,485
Deferred charges	488	554
Total assets	70,960	79,686

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	2,898	1,662
Current portion of term mortgage notes	10,256	9,970
Other current liabilities	22	14
Total current liabilities	13,176	11,646
Term mortgage notes, less current portion	57,783	68,039
Total liabilities	70,959	79,685
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	70,960	79,686

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and nine month periods ended September 30, 2009 and 2008
(Unaudited)

(in thousands of US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2009	2008	2009	2008
Revenue
Interest income	1,471	1,684	4,626	5,254
Expenses reimbursed	12	9	27	26
Net operating revenues	1,483	1,693	4,653	5,280

Expenses
General and administrative expenses	(12)	(9)	(27)	(26)
Amortization of debt issue costs	(22)	(22)	(66)	(66)
Interest expense	(1,449)	(1,662)	(4,560)	(5,188)
	(1,483)	(1,693)	(4,653)	(5,280)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows
for the nine month periods ended September 30, 2009 and 2008
(Unaudited)

(in thousands of US$)

	Nine month period ended September 30,
	2009	2008

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	66	66
Amortization of issue discount on loan receivable	(66)	(66)
Changes in operating assets and liabilities:
Interest receivable	1,236	1,459
Other current assets	8	(27)
Accrued interest	(1,236)	(1,459)
Other current liabilities	(8)	(27)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	9,970	9,970
Net cash provided by investing activities	9,970	9,970
Cash flows from financing activities
Repayments of mortgage notes	(9,970)	(9,970)
Net cash used in financing activities	(9,970)	(9,970)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	3,324	3,729
Interest received	3,390	3,795

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

As of April 1, 2009, Chevron had not terminated its bareboat charters with each of CalPetro Tankers (Bahamas I) Limited and CalPetro Tankers (Bahamas II) Limited, being the owners of Cygnus Voyager and Altair Voyager, respectively. Accordingly, both charters are scheduled to continue until 2015. Chevron may cancel its bareboat charter with CalPetro Tankers (IOM) Limited by providing notice under the terms and provisions of such bareboat charter on or before April 1, 2011. As of November 4, 2009, we had not received a notice of termination from Chevron.

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

(e)           Newly Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued ACS 825-10. ACS 825-10 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ACS 825-10 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial statements.

In May 2009, the FASB issued ACS 855-10. ACS 855-10 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. ACS 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through November 6, 2009, the date of issuance of our financial position and results of operation. The adoption of this standard did not have a material impact on our financial statements.

In June 2009, the FASB issued ACS 105-10. ACS 105-10 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ACS 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial statements.

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

5.	DEFERRED CHARGES

Deferred charges are comprised of the following amounts:

(in thousands of $)	September 30,2009	December 31,2008
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,912)	(2,846)
	488	554

6.	TERM MORTGAGE NOTES

(in thousands of $)	September 30, 2009	December 31, 2008
8.52% Term Mortgage Notes due 2015	68,039	78,009
Less: short-term portion	(10,256)	(9,970)
	57,783	68,039

California Petroleum Transport Corporation
Notes to the unaudited financial statements

The outstanding debt as of September 30, 2009 is repayable as follows:

(in thousands of $)
Year ending December 31,
2010	10,256
2011	10,316
2012	10,376
2013	10,456
2014 and later	26,635
Total debt	68,039

The Notes bear interest at a rate of 8.52% per annum.  Principal is repayable on the Notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates.  At September 30, 2009 the Company was in compliance with such covenants.

As of September 30, 2009, the effective interest rate for the Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	September 30, 2009	December 31, 2008
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

	September 30, 2009		December 31, 2008
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	80,218	68,039	89,376	78,009

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine months ended September 30, 2009 and 2008.

Interest income

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2009	2008	2009	2008

Interest income	1,471	1,684	4,626	5,254

Interest income decreased in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2009, the Owners repaid a total principal amount of $10.0 million on the Term Loans.

Interest income has decreased in the three months ended September 30, 2009 compared to the same period in 2008 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2009	2008	2009	2008

Interest expense	1,449	1,662	4,560	5,188

The decrease in interest expense for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to a decrease in the principal balance of loans payable. On April 1, 2009 we repaid a total principal amount of $10.0 million on the loans.

The fall in interest expense for the three months ended September 30, 2009 compared to the same period in 2008 is in line with expectations resulting from the interest being charged on a lower principal balance.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes.  We are exposed to business risks inherent in the international tanker market as outlined in the section entitled "Risk Factors" contained in our annual report on Form 10-K for the year ended December 31, 2008.

Quantitative information about the instruments as at September 30, 2009 is as follows:

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

The outstanding amount of Term Loans at September 30, 2009 was $68.0 million.

ITEM 4T – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2009.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Commission on March 27, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders in the quarter ended September 30, 2009.

Item 5.    Other Information

On September 14, 2009, The California Trust, a Massachusetts charitable lead trust, transferred all of the Company's shares of common stock (the "Transfer") to GSS Holdings Boston, Inc. ("Holdings"), a Delaware corporation. Global Securitization Services, LLC ("GSS") a Delaware limited liability company, an affiliate of Holdings, provides management and administrative services to the Company for an annual fee of $5,000.

In connection with the Transfer, on September 14, 2009 Nancy I. DePasquale, the Company's director, President and Principal Executive Officer and Louise Colby, the Company's Treasurer and Principal Financial Officer both resigned.  Holdings as the Company's sole shareholder elected new directors, which appointed new officers as follows:

Frank B. Bilotta, 49, serves as the Company's Director, President, Treasurer and Assistant Secretary. Mr. Bilotta is Principal Executive Officer and Principal Financial Officer of the Company. Mr. Bilotta is a principal at GSS and has served as its President and Treasurer of GSS since August 2005. Mr. Bilotta served as Vice President of GSS from December 2001 to August 2005.

Timothy O'Connor, 37, serves as the Company's Director, Secretary, Vice President and Assistant Treasurer. Mr. O'Connor is a principal at GSS and has served as its Vice President since April 2002.

Christopher Thompson, 41, serves as the Company's Director, Vice President, Assistant Secretary and Assistant Treasurer. Mr. Thompson is a principal at GSS and has served as its Vice President since May 2002.

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

Date	November 6, 2009		California Petroleum Transport Corporation
(Registrant)

		By	/s/ Frank B. Bilotta
Frank B. Bilotta President and Treasurer

SK 02089 0006 1042344 v3