Form 10-K
period 2009-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2010-03-19
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 302 5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Exchange Act.

None
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[    ] Yes                      [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[    ] Yes                      [ X ] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes                      [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes                      [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[    ] Yes                      [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes                      [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
None

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[   ] Yes [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 19, 2010

1000 shares of Common Stock, $1.00 par value

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

The Company

California Petroleum Transport Corporation (the “Company”) was incorporated in Delaware in 1995. We are a special purpose corporation organized solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), term mortgage notes and serial mortgage notes (together the “Notes”) as our obligations and loaning the proceeds of the sales to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the four vessels (the “Vessels”) described below in Item 2. from Chevron Transport Corporation, or Chevron. All of our shares were held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts. On September 14, 2009, The California Trust transferred all of the Company's shares of common stock to GSS Holdings Boston, Inc. ("Holdings"), a Delaware corporation. Global Securitization Services, LLC ("GSS") a Delaware limited liability company, an affiliate of Holdings, provides management and administrative services to the Company.

Information about revenues, profits and total assets is provided in the financial statements included in this report.

We have no employees.

The Owners

Each of CalPetro Tankers (Bahamas I) Limited (“CalPetro Bahamas I”), CalPetro Tankers (Bahamas II) Limited (“CalPetro Bahamas II”) and CalPetro Tankers (Bahamas III) Limited (“CalPetro Bahamas III”), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited (“CalPetro IOM”) was organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels.  Each of the foregoing companies is also referred to in this document as an “Owner”.  Each Owner will only engage in the business of the ownership and chartering of its Vessel in addition to activities resulting from or incidental to such ownership and chartering. Each Owner is a majority-owned subsidiary of Frontline Ltd. or Frontline, an Oslo, London and New York Stock Exchange listed Bermuda company. None of the Owners are owned by, or are affiliated with, us and neither we nor any Owner is owned by or is an affiliate of Chevron.

The Charters

Three of the Vessels, the Cygnus Voyager, the Altair Voyager and the Sirius Voyager are currently chartered to Chevron under bareboat charters dated as of the date of the original issuance of the Notes (collectively, the “Chevron Charters”) and are due to expire on April 1, 2015 assuming no termination of the Sirius Voyager charter. The Front Voyager is currently chartered to Front Voyager Inc. under a bareboat charter (the “Front Voyager Charter”) which is scheduled to expire on April 1, 2010 following the notice of termination from Front Voyager Inc. on January 5, 2010. A Memorandum of Agreement, dated March 15, 2010, has been signed regarding the sale of Front Voyager. Delivery to the buyers is expected to occur in the first half of April 2010. We refer to the Chevron Charters and the Front Voyager Charter collectively as the Charters.

Under the Chevron Charters, Chevron can elect to terminate the charter on any of three termination dates occurring at two-year intervals that began in 2003, 2004 and 2006. Non-binding notice of Chevron’s intention to terminate must be given one year prior to the termination date. Binding notice must be given seven months prior to the termination date. The final termination dates for the Cygnus Voyager and Altair Voyager have passed and Chevron did not give notice of termination. Chevron is required to pay the Owner of Sirius Voyager a termination payment of $7.88 million on the remaining termination date of April 1, 2011 if the charter is terminated. As of March 19, 2010, we have not received a termination notice with respect to Sirius Voyager.

On April 21, 2005, one of the Owners, CalPetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Front Voyager pursuant to the terms of that charter and received from Chevron a termination fee in the amount of $5.05 million. On April 1, 2006, the Front Voyager was redelivered to its Owner who immediately delivered it to Front Voyager Inc., a wholly owned subsidiary of Frontline, to commence employment under the Front Voyager Charter for an initial two year period (the “Initial Period”) which provided for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. Front Voyager Inc. exercised options for two one year extensions and gave notice of termination on January 5, 2010 such that the charter will terminate on April 1, 2010. As a result, Front Voyager Inc. is obligated to pay CalPetro Bahamas III an amount, after accounting for the Chevron termination fee of $5.05 million, Initial Period charterhire and all expenses incurred to recharter the vessel that is sufficient to cover:

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

If the charter agreement for the Sirius Voyager is terminated and an acceptable replacement charter cannot be found, Frontline will solicit bids for the sale of the vessel. If there are no bids that provide net proceeds that, together with the termination payment, at least equal the allocated principal amount of the Company’s term mortgage notes plus any interest accrued, Frontline will forward to the appointed Indenture Trustee copies of all bids for the recharter of the vessel. Unless instructed by all the holders of the Term Mortgage Notes to accept a sale bid that is below the required minimum bid, Frontline will attempt to recharter the vessel on such terms as it deems appropriate provided that:

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission (“SEC”). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation from the public reference room by calling 1 (800) SEC-0330. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at 114 West 47th Street, Suite 2310, New York, New York 10036 or at the offices of our manager at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

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

Three of the Vessels are currently operated under the Chevron Charters. The Chevron Charters each have a term expiring on April 1, 2015, subject to Chevron having an option to terminate the charters for Sirius Voyager as discussed above. On April 21, 2005, Chevron gave irrevocable notice of its intention to exercise its first termination option effective April 1, 2006 on the single hull vessel, Front Voyager. Pursuant to a bareboat charter agreement between CalPetro Bahamas III and Front Voyager Inc., Front Voyager Inc. agreed to charter the Front Voyager as of April 1, 2006 for an initial two year period with a further seven annual optional periods. On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009. On January 5, 2010, Front Voyager Inc. gave notice of termination of the bareboat charter to take effect on April 1, 2010. A Memorandum of Agreement, dated March 15, 2010, has been signed regarding the sale of Front Voyager. Delivery to the buyers is expected to occur in the first half of April 2010. We refer to Chevron and Frontline as the Charterers.

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

As discussed above, Chevron may elect to terminate their charter for Sirius Voyager and Front Voyager Inc has elected not to exercise its annual renewal options with respect to the charter for the Front Voyager. We cannot predict at this time any of the factors that Chevron will consider in deciding whether to exercise the remaining termination option under the Chevron Charters. It is likely, however, that Chevron would consider a variety of factors, which may include whether a vessel is suitable to their requirements and whether competitive charterhire rates are available in the open market at that time.

In the event that Chevron terminates the charter for Sirius Voyager, Chevron is required under the terms of the charter to make a termination payment of $7.88 million to CalPetro Tankers (IOM) Limited. If Chevron terminates the Charter, the Owner will attempt to arrange a replacement charter, or may sell the Vessel to satisfy its obligations under the term loans. We cannot assure you that the Owner will be able to meet these obligations upon the termination of a charter.  Replacement charters may include shorter-term time charters and employing the Vessel on the spot charter market which is subject to greater fluctuation than the time charter market. Any replacement charter may bring the Owner lower charter rates and would likely require the Owner to incur greater expenses which may reduce the amounts available, if any, to pay principal and interest on the term loans due to us. Should the Owners default on payment of this interest and principal, the value of collateral to the term loans may be insufficient to repay the Notes.

Front Voyager Inc. one of our current charterers, is a wholly owned subsidiary of, Frontline, which also is our manager. To the extent the vessel’s sale is not completed, conflicts of interest might arise where Frontline would favor its own interests over ours.

Front Voyager Inc. the current charterer of the Front Voyager, is a wholly owned subsidiary of Frontline.  As such, situations might arise where Frontline may favor its own interest to the detriment of the Front Voyager’s owner, CalPetro Bahamas III, or the Company’s security holders.  Possible conflicts of interest may arise in re-negotiation of our charter with Front Voyager Inc. or negotiations of disputes arising from the Front Voyager Charter, where Frontline may act in its own best interests and not our best interests.

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

The demand for our oil tankers derives primarily from demand for Arabian Gulf and West African crude oil, which, in turn, primarily depends on the economies of the world’s industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world’s industrial economies and their demand for crude oil from the mentioned geographical areas. One such factor is the price of worldwide crude oil. The world’s oil markets have experienced high levels of volatility in the last 25 years. If oil prices were to rise dramatically, the economies of the world’s industrial countries may experience a significant downturn.

Any decrease in shipments of crude oil from the above mentioned geographical areas would have a material adverse effect on the Owners’ financial performance. Among the factors which could lead to such a decrease are:

•	increased crude oil production from other areas;

•	increased refining capacity in the Arabian Gulf or West Africa;

•	increased use of existing and future crude oil pipelines in the Arabian Gulf or West Africa;

•	a decision by Arabian Gulf or West African oil-producing nations to increase their crude oil prices or to further decrease or limit their crude oil production;

•	armed conflict in the Arabian Gulf and West Africa and political or other factors; and

•	the development and the relative costs of nuclear power, natural gas, coal and other alternative sources of energy.

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

The market supply of tankers is affected by a number of factors such as demand for energy resources, oil, and petroleum products, as well as strong overall economic growth in parts of the world economy including Asia. If the capacity of new ships delivered exceeds the capacity of tankers being scrapped and lost, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline. A reduction in charter rates may have a material adverse effect on the Owners’ results of operations if the Charters expire or are terminated.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on the Owners results of operations, financial condition and cash flows.

Over the recent period, global financial markets have experienced extraordinary disruption and volatility following adverse changes in the global credit markets. The credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and governments around the world have taken highly significant measures in response to such events and may implement other significant responses in the future.

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

The Owners face risks attendant to changes in economic environments, changes in interest rates and instability in securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect the Owners businesses or impair their ability to borrow amounts under any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, including proposals to reform the financial system, may have a material adverse effect on the Owners results of operations, financial condition or cash flows.

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

Many of these requirements are designed to reduce the risk of oil spills and other pollution, and compliance with these requirements can be costly. These requirements also can affect the resale value or useful lives of the Vessels’, require a reduction in cargo-capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in, certain ports.

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

One of the Vessels is a single hull tanker. The United States, the European Union and the International Maritime Organization, or IMO, have all imposed limits or prohibitions on the use of these types of tankers in specified markets after certain target dates, depending on certain factors such as the size of the vessel and the type of cargo.  In the case of our single hull tanker, these phase out dates range from 2010 to 2015.  As of April 15, 2005, the Marine Environmental Protection Committee of the IMO has amended the International Convention for the Prevention of Pollution from Ships to accelerate the phase out of certain categories of single hull tankers, including the types of vessel in our fleet, from 2015 to 2010 unless the relevant flag states extend the date. This change could result in non-double hull tankers being unable to trade in many markets after 2010. The phase out of single hull tankers will also reduce the demand for single hull tankers, force the remaining single hull tankers into employment on less desirable trading routes and increase the number of tankers trading on those routes.  As a result, single hull tankers are likely to be chartered less frequently and at lower rates.  Moreover, the IMO may still adopt regulations in the future that could adversely affect the useful life of the non-double hull vessel as well as the Owner’s ability to generate income which will affect the Owner’s ability to service its debt to us.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia. Throughout 2008 and 2009, the frequency of piracy incidents against commercial shipping vessels increased significantly, particularly in the Gulf of Aden off the coast of Somalia. For example, in November 2008, the M/V Sirius Star, a tanker vessel not affiliated with any of the Owners, was captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million. If these pirate attacks result in regions in which the owners Vessel are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. The Owners may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any of these events may result in loss of revenues, increased costs and decreased cash flows to Chevron and Front Voyager Inc, which could impair its ability to make payments to the Owners under Charter.

The Owners are highly dependent on Chevron and Chevron Corporation and Frontline.

The Owners are highly dependent on the performance by Chevron and, if the sale is not completed, Front Voyager Inc., a subsidiary of Frontline, of their obligations under the Charters and by Chevron’s guarantor, the Chevron Corporation, of its obligations under its guarantee. A failure by Chevron, Chevron Corporation or Front Voyager Inc to perform their obligations could result in the inability of the Owners to service the term loans. If the Notes holders had to enforce the mortgages securing the Notes, they may not be able to recover the principal and interest owed to them.

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

Owner	Vessel	Construction	Delivery Date	Approximate dwt.
CalPetro Tankers (Bahamas I) Limited	Cygnus Voyager	Double Hull	March 1993	150,000
CalPetro Tankers (Bahamas II) Limited	Altair Voyager	Double Hull	August 1993	130,000
CalPetro Tankers (Bahamas III) Limited	Front Voyager*	Single Hull	February 1992	150,000
CalPetro Tankers (IOM) Limited	Sirius Voyager	Double Hull	October 1994	150,000

*Sold per Memorandum of Agreement, dated March 15, 2010.

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party. In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 19, 2010, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.	Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2009, 2008 and 2007, and the balance sheet data as at December 31, 2009 and 2008 have been derived from the Company’s audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2006 and 2005 and the selected balance sheet data as at December 31, 2007, 2006 and 2005 have been derived from audited financial statements of the Company not included herein.

	Year Ended December 31,
($’000s except per share data)	2009	2008	2007	2006	2005
Total operating revenues	6,124	6,961	7,876	8,798	9,793
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	69,512	79,686	89,470	100,625	112,905
Long term liabilities	57,783	68,039	78,009	88,381	98,477
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2009 and 2008.

($’000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Operating revenues	1,689	1,480	1,483	1,472
Expenses	(1,689)	(1,480)	(1,483)	(1,472)
Net income	-	-	-	-
2008
Operating revenues	1,895	1,693	1,693	1,680
Expenses	(1,895)	(1,693)	(1,693)	(1,680)
Net income	-	-	-	-

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

The Owners

The Owners’ strategy has been to acquire the Vessels and charter them to Chevron and Frontline under bareboat charters which are expected to provide:

(a)	charterhire payments which we and the Owners expect will be sufficient to pay, so long as the Charters are in effect:

i.	the Owners’ obligations under the loans for acquiring the Vessels;

ii.	management fees and technical advisor’s fees;

iii.	recurring fees and taxes; and

iv.	any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners.

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

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

Interest income

(in thousands of $)	2009	2008

Interest income	6,097	6,937

Interest income decreased in 2009 compared to 2008 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2009, the Owners repaid total principal of $9.9 million on the Loans.

Expenses reimbursed

(in thousands of $)	2009	2008

Expenses reimbursed	27	24

General and administrative expenses which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2009	2008

Interest expense	(6,009)	(6,849)

Interest expense decreased compared to 2008 primarily due to a decrease in the principal balance of the Notes. On April 1, 2009, we repaid total principal of $9.9 million on the Notes.

Administrative expenses

(in thousands of $)	2009	2008

Administrative expenses	(27)	(24)

General and administrative expenses which comprise trustee fees, audit fees and other costs incurred by us are billed to the Owners.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Interest income

(in thousands of $)	2008	2007

Interest income	6,937	7,779

Interest income decreased in 2008 compared to 2007 primarily due to a decrease in the principal balance of loans receivable. On April 1, 2008, the Owners repaid total principal of $9.5 million on the Loans.

Expenses reimbursed

(in thousands of $)	2008	2007

Expenses reimbursed	24	97

General and administrative expenses which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2009 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Tabular disclosure of contractual obligations

As at December 31, 2009, we had the following contractual obligations and commitments:

(in $’000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Mortgage Notes (8.52%)	10,256	20,692	20,992	16,099	68,039
Interest on Term Mortgage Notes	5,360	8,086	4,535	686	18,667
Total contractual obligations	15,616	28,778	25,527	16,785	86,706

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in “Item 1A. Risk Factors.”

Quantitative information about the instruments as at December 31, 2009 is as follows:

Term Loans

The principal balances of the Term Loans made to the Owners earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortized over the term of the loans.

The table below provides the final principal payments on the term loans if none of the Charters are terminated and if the charter for Sirius Voyager is terminated in 2011. The information in the column entitled “Charters not terminated” takes into consideration the effect of the termination of the bareboat charter between CalPetro Tankers Bahamas III and Chevron, which was terminated with effect from April 1, 2006.

(in thousands of $) Scheduled payment date	Charters not terminated	Charter terminated 2011
April 1, 2010	10,256	8,671
April 1, 2011	10,316	7,204
April 1, 2012	10,376	5,650
April 1, 2013	10,456	6,140
April 1, 2014	10,536	6,670
April 1, 2015	16,099	33,704
	68,039	68,039

The outstanding amount of Term Loans at December 31, 2009 was $68.0 million.

Item 8.	Financial Statements and Supplementary Data

Report of Registered Public Accounting Firm

To the Board of Directors and Stockholder

California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation (the “Company”) as of December 31, 2009 and December 31, 2008, the related statements of operations and retained earnings, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007 and for the year then ended were audited by other auditors whose report dated March 28, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2009 and December 31, 2008 and the results of its operations and retained earnings and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway

March 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
California Petroleum Transport Corporation

We have audited the accompanying statements of operations and retained earnings, and cash flows of California Petroleum Transport Corporation for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of California Petroleum Transport Corporation for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York
March 28, 2008

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2009 and 2008
(in thousands of US$)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	10,256	9,970
Interest receivable	1,449	1,662
Other current assets	23	14
Total current assets	11,729	11,647
Term loans receivable, less current portion	57,317	67,485
Deferred charges	466	554
Total assets	69,512	79,686

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	1,449	1,662
Current portion of term mortgage notes	10,256	9,970
Other current liabilities	23	14
Total current liabilities	11,728	11,646
Term mortgage notes, less current portion	57,783	68,039
Total liabilities	69,511	79,685
Stockholder’s equity
Share capital	1	1
Total liabilities and stockholder’s equity	69,512	79,686

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2009, 2008 and 2007
(in thousands of US$)

	2009	2008	2007
Revenue
Interest income	6,097	6,937	7,779
Expenses reimbursed	27	24	97
Total operating revenues	6,124	6,961	7,876

Expenses
General and administrative expenses	(27)	(24)	(97)
Amortization of debt issue costs	(88)	(88)	(88)
Interest expense	(6,009)	(6,849)	(7,691)
	(6,124)	(6,961)	(7,876)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
(in thousands of US$)

	2009	2008	2007
Net income	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	88	88	88
Changes in operating assets and liabilities:
Interest receivable	213	202	233
Other current assets	9	56	(21)
Accrued interest	(213)	(202)	(233)
Other current liabilities	(9)	(56)	21
Net cash provided by operating activities	88	88	88
Cash flows from investing activities
Collections on loans receivable	9,882	9,438	10,942
Net cash provided by investing activities	9,882	9,438	10,942
Cash flows from financing activities
Repayments of mortgage notes	(9,970)	(9,526)	(11,030)
Net cash used in financing activities	(9,970)	(9,526)	(11,030)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	6,222	7,051	7,924

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

On April 21, 2005, pursuant to Clause 2 (a) (ii) of the bareboat charter dated April 5, 1995 between CalPetro Tankers (Bahamas III) Limited and Chevron, the Owner received irrevocable notice from Chevron regarding the termination of the bareboat charter of the vessel Front Voyager, a single hulled vessel on April 1, 2006. Under the terms of the bareboat charter between Chevron and Calpetro Tankers (Bahamas III) Limited, Chevron paid a termination fee of $5,050,000. As manager to CalPetro Tankers (Bahamas III) Limited, Frontline Ltd (“Frontline”) was obligated to find an acceptable replacement charter as defined by the indenture governing the issue of the Notes that were issued on behalf of the Calpetro Tankers (Bahamas III) Limited and three affiliated companies. Pursuant to a bareboat charter agreement between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc., a wholly owned subsidiary of Frontline, Front Voyager Inc. agreed to charter the Front Voyager as of April 1, 2006 for an initial two year period (the “Initial Period”) with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000 which was prepaid in full on March 31, 2006. The Initial Period expired on April 1, 2008 and Front Voyager Inc exercised the option to extend the charter for an additional year. On March 25, 2009, Front Voyager Inc. exercised its option to extend the charter for the second one year period beginning April 1, 2009. On January 5, 2010, Front Voyager Inc. exercised its option to terminate the charter on April 1, 2010.  Front Voyager Inc. is required to pay a termination fee calculated in accordance with the bareboat charter, which will enable Bahamas III to satisfy its estimated obligations. A Memorandum of Agreement, dated March 15, 2010, has been signed regarding the sale of Front Voyager. Delivery to the buyers is expected to occur in the first half of April 2010.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements reflect the net proceeds from the sale of the Term Mortgage Notes together with the net proceeds from sale of the Serial Mortgage Notes having been applied by way of long-term loans to the Owners to fund the acquisition of the Vessels from Chevron.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2009 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over a remaining ten-year period beginning April 1, 2006. The loans are reported net of the related discounts, which are amortized over the term of the loans.

4.           TERM LOANS COLLATERAL

The Term Loans are collateralized by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels subject to the charters with Chevron have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to The Bank of New York Mellon as the collateral trustee (the “Trustee”). The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee.  The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements which have also been collaterally assigned to the Trustee.

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

5.           DEFERRED CHARGES

(in thousands of $)	2009	2008
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,934)	(2,846)
	466	554

6.           TERM MORTGAGE NOTES

(in thousands of $)	2009	2008
8.52% Term Mortgage Notes due 2015	68,039	78,009
Total debt	68,039	78,009
Less: short-term portion	(10,256)	(9,970)
	57,783	68,039

The outstanding debt as of December 31, 2009 is repayable as follows:

(in thousands of $)
2010	10,256
2011	10,316
2012	10,376
2013	10,456
2014	10,536
2015 and later	16,099
Total debt	68,039

The term mortgage notes bear interest at a rate of 8.52% per annum. Principal is repayable on the term mortgage notes in accordance with a remaining ten-year sinking fund schedule beginning April 1, 2006.  Interest is payable semi-annually. The term mortgage notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2009 and 2008, the Company was in compliance with these covenants.

As of December 31, 2009, the effective interest rate for the Notes of the Company was 8.52%.

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

The table below provides the final principal payments on the term loans if none of the Charters are terminated and if the charter for Sirius Voyager is terminated in 2011. The information in the column entitled “Charters not terminated” takes into consideration the effect of the termination of the bareboat charter between CalPetro Tankers Bahamas III and Chevron, which was terminated with effect from April 1, 2006.

(in thousands of $) Scheduled payment date	Charter not terminated	Charter terminated 2011
2010	10,256	8,671
2011	10,316	7,204
2012	10,376	5,650
2013	10,456	6,140
2014	10,536	6,670
2015 and later	16,099	33,704
	68,039	68,039

7.           SHARE CAPITAL

(in thousands of $)	2009	2008
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

(in thousands of $)	2009 Fair Value	2009 Carrying Value	2008 Fair Value	2008 Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	80,218	68,039	89,376	78,009

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

9.           SUBSEQUENT EVENTS

On January 5, 2010, Front Voyager Inc. gave notice that it would terminate the charter of the Front Voyager. The termination will take effect April 1, 2010. Front Voyager Inc. is required to pay a termination fee calculated in accordance with the bareboat charter, which will enable Bahamas III to satisfy its estimated obligations. On March 2, 2010, the Company received approval from the bondholders through a consent solicitation to amend and clarify certain indenture and related collateral agreement provisions and definitions to provide for the sale of Front Voyager, and its release from collateral agreements (‘Sale and Release’). As part of the Sale and Release, the charter for the vessel will be amended to permit sale prior to the current charter expiration date of April 1, 2010 if certain bid conditions are met, as well as to permit the mandatory redemption of approximately $10,884,000 in aggregate principal amount of the CPTC 8.52% First Preferred Mortgage Term Notes in connection with the Sale and Release as soon as possible. A Memorandum of Agreement, dated March 15, 2010, has been signed regarding the sale of Front Voyager. Delivery to the buyers is expected to occur in the first half of April 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2008, the Board of Directors dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. Also on August 13, 2008, the Board approved the engagement of PricewaterhouseCoopers AS (“PricewaterhouseCoopers”) as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  The Board determined to dismiss Grant Thornton and engage PricewaterhouseCoopers in order to realize economies and efficiencies, since PricewaterhouseCoopers acts as the independent registered public accounting firm for Frontline Ltd. and other companies connected with the Company.

The report of Grant Thornton on the financial statements of the Company as of December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, and through the period ended August 13, 2008, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the matter of such disagreements in their reports.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009.  Based upon that evaluation, our President and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our President and Treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2009.

The annual report does not include an attestation report of the Company’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position with Company
Frank B. Bilotta Timothy O’Connor Christopher Thompson	49 37 41	Director, President, Treasurer and Assistant Secretary Director, Secretary, Vice President and Assistant Treasurer Director, Vice President, Assistant Secretary and Assistant Treasurer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Frank B. Bilotta, serves as the Company's Director, President, Treasurer and Assistant Secretary. Mr. Bilotta is Principal Executive Officer and Principal Financial Officer of the Company. Mr. Bilotta is a principal at GSS and has served as its President and Treasurer since August 2005. Mr. Bilotta served as Vice President of GSS from December 2001 to August 2005.

Timothy O'Connor, serves as the Company's Director, Secretary, Vice President and Assistant Treasurer. Mr. O'Connor is a principal at GSS and has served as its Vice President since April 2002.

Christopher Thompson, serves as the Company's Director, Vice President, Assistant Secretary and Assistant Treasurer. Mr. Thompson is a principal at GSS and has served as its Vice President since May 2002.

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

The following table provides information as of March 19, 2010 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 19, 2010.

Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Common Stock	GSS Holdings Boston, Inc. 114 West 47th Street, Suite 2310 New York, NY 10036	1,000	100%

The Company does not have an equity compensation plan.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The following table summarizes fees we have paid to our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2009	2008
Audit fees (1)	$25,100	$ 35,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$25,100	$ 35,000

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

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firms

Balance Sheets at December 31, 2009 and 2008

Statements of Operations and Retained Earnings for the Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

(b) Exhibits Note brackets in some of the exhibits highlighted below.

3.1
Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

3.2	Bylaws of California Petroleum Transport Corporation (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

3.3
Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.3 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.4
Articles of Association of CalPetro Tankers (Bahamas I) Limited (filed as Exhibit 3.4 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.5
Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas II) Limited (filed as Exhibit 3.5 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.6
Articles of Association of CalPetro Tankers (Bahamas II) Limited (filed as Exhibit 3.6 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.7
Certificate of Incorporation of CalPetro Tankers (IOM) Limited (filed as Exhibit 3.7 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.8
Memorandum and Articles of Association of CalPetro Tankers (IOM) Limited (filed as Exhibit 3.8 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.9
Certificate of Incorporation and Memorandum of Association of CalPetro Tankers (Bahamas III) Limited (filed as Exhibit 3.9 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

3.10
Articles of Association of CalPetro Tankers (Bahamas III) Limited (filed as Exhibit 3.10 to Registrant’s Registration Statement on Form F-1, Commission File Number 33-79220, and incorporated herein by reference).

4.1
Form of Serial Indenture between California Petroleum Transport Company and Chemical Trust Company of California, as Indenture Trustee (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.1
Form of Vessel Purchase Agreement between CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited, and Chevron Transport Corporation (including the form of Assignment of such Vessel Purchase Agreement to California Petroleum Transport Corporation by CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited) (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.2
Form of Bareboat Charter between CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited and Chevron Transport Corporation (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.3
Form of Assignment of Initial Charter Guarantee by CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (including the form of Collateral Assignment of such Initial Charter Guarantee to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.08 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.4
Form of Assignment of Earnings and Insurances from CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (filed as Exhibit 4.09 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.5
Form of Assignment of Initial Charter from CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited, CalPetro Tankers (Bahamas III) Limited to California Petroleum Transport Corporation (including the form of Collateral Assignment of such Initial Charter to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.10 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.6
Form of Management Agreement between P.D. Gram & Co., and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] (filed as Exhibit 4.10 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.7
Form of Assignment of Management Agreement from [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] to California Petroleum Transport Corporation (filed as Exhibit 4.11 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.87
Form of Serial Loan Agreement between California Petroleum Transport Corporation and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro (Bahamas III) Limited] (filed as Exhibit 4.12 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.9
Form of Term Loan Agreement between California Petroleum Transport Corporation and [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro (Bahamas III) Limited] (filed as Exhibit 4.13 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.10
Form of Collateral Agreement between California Petroleum Transport Corporation, the Indenture Trustee under the Serial Indenture, the Indenture Trustee under the Term Indenture and Chemical Trust Company of California, as Collateral Trustee (filed as Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.11
Form of Issue of One Debenture From [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] [CalPetro Tankers (IOM) Limited] [CalPetro Tankers (Bahamas III) Limited] to California Petroleum Transport Corporation (filed as Exhibit 4.15 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.12
Form of First Preferred Ship Mortgage by [CalPetro Tankers (Bahamas III) Limited] [CalPetro Tankers (IOM) Limited] to California Petroleum Transport Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.13
Form of Bahamian Statutory Ship Mortgage and Deed of Covenants by [CalPetro Tankers (Bahamas I) Limited] [CalPetro Tankers (Bahamas II) Limited] to California Petroleum Transport Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

10.14
Form of Bermudian Statutory Ship Mortgage and Deed of Covenants by CalPetro Tankers (IOM) Limited to California Petroleum Transport Corporation (including the form of assignment of such Mortgage to Chemical Trust Company of California, as Collateral Trustee by California Petroleum Transport Corporation) (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-3, Commission File Number 33-56377, and incorporated herein by reference).

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

California Petroleum Transport Corporation
(Registrant)

Date	March 19, 2010	By
Frank B. Bilotta
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 19, 2010	By
Frank B. Bilotta
Director and President

Date	March 19, 2010	By
Frank B. Bilotta
Treasurer

SK 02089 0006 1082511