Form 10-Q
period 2010-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2010-05-13
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 302-5151
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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 13, 2010

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

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at March 31, 2010 and December 31, 2009

(in thousands of US$)

	March 31, 2010	December 31, 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term mortgage notes receivable	20,410	10,256
Interest receivable	2,898	1,449
Other current assets	22	23
Total current assets	23,331	11,729
Term mortgage notes receivable, less current portion	47,185	57,317
Deferred charges	444	466
Total assets	70,960	69,512

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	2,898	1,449
Current portion of term mortgage notes	20,410	10,256
Other current liabilities	22	23
Total current liabilities	23,330	11,728
Term mortgage notes, less current portion	47,629	57,783
Total liabilities	70,959	69,511
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	70,960	69,512

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month period ended March 31, 2010 and 2009

(in thousands of US$)

	Three month period ended March 31,
	2010	2009
Revenue
Interest income	1,471	1,683
Expenses reimbursed	6	6
Net operating revenues	1,477	1,689
Expenses
General and administrative expenses	(6)	(6)
Amortization of debt issue costs	(22)	(22)
Interest expense	(1,449)	(1,661)
Total operating expenses	(1,477)	(1,689)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the three month period ended March 31, 2010 and 2009

(in thousands of US$)

	Three month period ended March 31,
	2010	2009

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	22	22
Amortization of issue discount on loan receivable	(22)	(22)
Changes in operating assets and liabilities:
Interest receivable	1,449	(1,661)
Other current assets	(1)	(3)
Accrued interest	(1,449)	1,661
Other current liabilities	1	3
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Repayments of mortgage notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	-	-
Interest received	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together, the "Owners"), serial mortgage notes, which were repaid as of April 1, 2006, and term mortgage notes ("the Notes") as full recourse obligations of the Company and loaning the proceeds of the sale of the Notes to the Owners by means of serial loans, which were repaid as of April 1, 2006 and term loans ("Term Loans"), to facilitate the funding of the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").

Currently, the Owners charter three of the Vessels to Chevron until 2015 under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited and CalPetro Tankers (IOM) Limited received no notice from Chevron to terminate their bareboat charters by the required dates. Consequently, the charters will continue until 2015.

The fourth Vessel (the "Front Voyager") is chartered under a bareboat charter to Front Voyager Inc. (the "Charterer"), a wholly owned subsidiary of Frontline Ltd. (the "Front Voyager Charter"). Pursuant to the Front Voyager Charter, the Charterer agreed to charter the Front Voyager as of April 1, 2006 for an initial two-year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000. This was prepaid in full on March 31, 2006. On March 25, 2009, the Charterer exercised its option to extend the charter for the second one-year optional period beginning April 1, 2009 at a cost of $1.8 million.  On January 5, 2010, the Charterer gave notice that it would terminate the charter and paid a termination fee of $4.9 million on April 1, 2010 in accordance with the bareboat charter. A Memorandum of Agreement, dated March 15, 2010, has been signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010.

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

2.	PRINCIPAL ACCOUNTING POLICIES

(a)       Revenue and expense recognition

Interest receivable on the Term Loans is accrued on a daily basis.  Interest payable on the Notes is accrued on a daily basis.  The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

(b)        Deferred charges

Deferred charges represent the capitalization of debt issue costs.  These costs are amortized over the term of the Notes to which they relate on a straight line basis, which is not materially different from the effective interest rate method.

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

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over six years. The Term Loans are reported net of the related discounts, which are amortized over the term of the loans.

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

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

5.	DEFERRED CHARGES

(in thousands of $)	March 31, 2010	December 31, 2009
Debt arrangement fees	3,400	3,400
Accumulated amortization	(2,956)	(2,934)
	444	466

6.	TERM MORTGAGE NOTES

(in thousands of $)	March 31, 2010	December 31, 2009
8.52% Term Mortgage Notes due 2015	68,039	68,039
Less: short-term portion	(20,410)	(10,256)
Less: issue discount	(444)	(466)
	47,185	57,317

The outstanding debt as of March 31, 2010 is repayable as follows:

(in thousands of $)
April 1, 2010	20,410
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	68,039

The Notes bear interest at a rate of 8.52% per annum.   Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2010 the Company was in compliance with such covenants.

As of March 31, 2010, the effective interest rate for the Notes was 8.52%.

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

7.	SHARE CAPITAL

(in thousands of $)	March 31, 2010	December 31, 2009
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

	March 31, 2010		December 31, 2009
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	69,564	68,039	80,218	68,039

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available.

Concentrations of risk

The Company's only sources of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners' only sources of funds for the repayment of the principal and interest on the Term Loans from the Company are from charterhire payments from Chevron and Front Voyager Inc as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

9.	SUBSEQUENT EVENTS

Following the sale of the Front Voyager by CalPetro Tankers (Bahamas III) Limited and the scheduled repayment by the Company of principal in the amount of $0.7 million relating to CalPetro Tankers (Bahamas III) Limited on April 1, 2010, the full amount outstanding on the Term Loan of $10.2 million relating to CalPetro Tankers (Bahamas III) Limited was repaid by CalPetro Tankers (Bahamas III) Limited in full on April 13, 2010 and this amount was paid by the Company to the mortgage note holders. A make whole premium of $2.1 million was also paid by CalPetro Tankers (Bahamas III) Limited to the Company at that time for early redemption of the debt and this amount was paid by the Company to the mortgage note holders. After the sale of the Front Voyager, CalPetro Tankers (Bahamas III) Limited will continue in existence but will not actively engage in any business other than in connection with ongoing corporate affairs.

On March 22, 2010, Chevron Transport Corporation chose not to declare the termination option for the vessel owned by CalPetro Tankers (IOM) Limited and the bareboat charter will, therefore, continue until April 1, 2015.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three months ended March 31, 2010 and 2009.

Interest income

(in thousands of $)	2010	2009
Interest income	1,471	1,683

Interest income decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a decrease in the principal balance of Term Loans receivable.

Interest expense

(in thousands of $)	2010	2009
Interest expense	1,449	1,661

The decrease in interest expense for the three months ended March 31, 2010 compared to the same period in 2009 is in line with expectations resulting from the interest being charged on a lower principal balance.

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

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in the section entitled "Risk Factors" in our 2009 Form 10-K.

Quantitative information about market risk instruments at March 31, 2010 is as follows:

The Term Loans bear interest at a rate of 8.52% per annum. Interest is payable on April 1 and October 1 of each year. Principal is repayable on the Term Loans in accordance with a remaining 6-year sinking fund schedule.

The table below provides the scheduled sinking fund redemption amounts and final principal payment of the allocated principal amount of the Term Loans.

Scheduled payment date	$'000
April 1, 2010	20,410
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
68,039

The outstanding amount of Term Loans at March 31, 2010 was $68.0 million.

ITEM 4T – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

(b) Management's Report on Internal Controls over Financial Reporting

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

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our President and Treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of March 31, 2010.

This report does not include an attestation report of the Company's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K filed with the Commission on March 19, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

In connection with the sale of the Front Voyager and the subsequent redemption of its allocable portion of the Term Notes and the Term Loan, CalPetro Tankers (Bahamas III) Limited and the Company entered into an amendment to the Management and Remarketing Agreement between CalPetro Tankers (Bahamas III) Limited and the Manager and to the Collateral Trust Agreement and agreements to terminate (i) CalPetro Tankers (Bahamas III) Limited's assignment of charter dated as of March 31, 2006 between CalPetro Tankers (Bahamas III) Limited and the Company; (ii) the assignment of earnings and insurances as of April 1, 1995 between CalPetro Tankers (Bahamas III) Limited and the Company; (iii) the assignment from CalPetro Tankers (Bahamas III) Limited to the Company, dated as of April 1, 1995, of the vessel purchase agreement dated as of April 1, 1995 between the CalPetro Tankers (Bahamas III) Limited and Chevron Transport Corporation; (iv) the debenture dated as of April 1, 1995 between CalPetro Tankers (Bahamas III) Limited and the Company; (v) the Bahamian statutory mortgage on the Vessel, dated as of June 28, 2001; (vi) the deed of covenants dated as of June 28, 2001 between CalPetro Tankers (Bahamas III) Limited and the Company to accompany the statutory mortgage and (vii) the term loan agreement dated as of April 1, 1995 between CalPetro Tankers (Bahamas III) Limited and the Company.

Item 6 – Exhibits

3.1*
Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

3.2*	Bylaws of California Petroleum Transport Corporation (filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

4.4*	Bareboat Charter between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. dated March 31, 2006 filed July 8, 2008 on Form 20-F/A, Registration No. 33-79220.

4.5*	Assignment of Charter between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. dated March 31, 2006 filed July 8, 2008 on Form 20-F/A, Registration No. 33-79220.

4.6*
Amendment No. 2 to Management and Remarketing Agreement between CalPetro Tankers (Bahamas III) Limited and Frontline dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.7*
Amendment No. 2 to the Collateral Trust Agreement among CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited, CalPetro Tankers (IOM) Limited, The Bank of New York Mellon Trust Company, N.A., as indenture trustee, The Bank of New York Trust Company, N.A., as collateral trustee and California Petroleum Transport Corporation, dated as of April 1, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.8*
Termination of Assignment of Charter between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.9*
Termination of Statutory Mortgage between CalPetro Tankers (Bahamas III) Limited and The Bank of New York Mellon Trust Company, N.A., dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.10*
Termination of Deed of Covenants between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.11*
Termination of Term Loan Agreement between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.12*
Termination of Debenture between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.13*
Termination of Assignment of Earnings and Insurances between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

4.14*
Termination of Assignment of Purchase Agreement between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 filed April 29, 2010 on Form 20-F, Registration No. 33-79220.

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

* Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Petroleum Transport Corporation (Registrant)

Date: May 13, 2010	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director and President

SK 02089 0006 1098267