Form 10-Q
period 2010-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2010-08-06
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 6, 2010

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

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies, fluctuations in currencies and interest rates, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, changes in world wide oil production and consumption and storage, changes in the Company's operating expenses, including bunker prices, drydocking and insurance costs, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents, political events or acts by terrorists, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission or the Commission.

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at June 30, 2010 and December 31, 2009

(in thousands of US$)

	June 30, 2010	Dec 31, 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,526	10,256
Interest receivable	1,015	1,449
Other current assets	21	23
Total current assets	10,563	11,729
Term loans receivable, less current portion	37,711	57,317
Deferred charges	392	466
Total assets	48,666	69,512

Current liabilities:
Accrued interest	1,015	1,449
Current portion of term mortgage notes	9,526	10,256
Other current liabilities	21	23
Total current liabilities	10,562	11,728
Term mortgage notes, less current portion	38,103	57,783
Total liabilities	48,665	69,511
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	48,666	69,512

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and six month periods ended June 30, 2010 and 2009
(Unaudited)

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2010	2009	2010	2009
Revenue
Interest income	1,095	1,471	2,566	3,155
Expenses reimbursed	3,018	9	3,024	15
Net operating revenues	4,113	1,480	5,590	3,170

Expenses
General and administrative expenses	(7)	(9)	(13)	(15)
Amortization of debt issue costs	(52)	(22)	(74)	(44)
Other financial items	(3,011)	-	(3,011)	-
Interest expense	(1,043)	(1,449)	(2,492)	(3,111)
	(4,113)	(1,480)	(5,590)	(3,170)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009
(Unaudited)

(in thousands of US$)

	Six month period ended June 30,
	2010	2009

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	74	44
Amortization of issue discount on loan receivable	(74)	(44)
Changes in operating assets and liabilities:
Interest receivable	434	213
Other current assets	2	7
Accrued interest	(434)	(213)
Other current liabilities	(2)	(7)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	20,410	9,970
Net cash provided by investing activities	20,410	9,970
Cash flows from financing activities
Repayments of mortgage notes	(20,410)	(9,970)
Net cash used in financing activities	(20,410)	(9,970)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	2,898	3,324
Interest received	3,000	3,368

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The fourth Vessel (the "Front Voyager") was chartered under a bareboat charter to Front Voyager Inc. (the "Charterer"), a wholly owned subsidiary of Frontline Ltd. (the "Front Voyager Charter"). Pursuant to the Front Voyager Charter, the Charterer agreed to charter the Front Voyager as of April 1, 2006 for an initial two-year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5,050,000. This was prepaid in full on March 31, 2006. On March 25, 2009, the Charterer exercised its option to extend the charter for the second one-year optional period beginning April 1, 2009 at a cost of $1.8 million.  On January 5, 2010, the Charterer gave notice that it would terminate the charter and paid a termination fee of $4.9 million on April 1, 2010 in accordance with the bareboat charter. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. After the sale of Front Voyager, the Owner, CalPetro Tankers (Bahamas III) Limited, will continue in existence but will not actively engage in any business other than in connection with ongoing corporate affairs.

The Company's only source of funds with respect to the Notes is the payment of the principal and interest on the Term Loans by the Owners.  The Company does not have any other source of capital for payment of the Notes. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron, the proceeds from the sale of any of the remaining Vessels and investment income. The Owners do not have any other source of capital for payment of the Term Loans.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over five years. The Term Loans are reported net of the related discounts, which are amortized over the term of the loans.

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

5.	DEFERRED CHARGES

(in thousands of $)	June 30, 2010	Dec 31, 2009
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,008)	(2,934)
	392	466

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

6.	TERM MORTGAGE NOTES PAYABLE

(in thousands of $)	June 30, 2010	Dec 31, 2009
8.52% Term Mortgage Notes due 2015	47,629	68,039
Less: short-term portion	(9,526)	(10,256)
	38,103	57,783

The outstanding debt as of June 30, 2010 is repayable as follows:

(in thousands of $)
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	47,629

A make whole premium of $2.1 million for the early redemption of debt following the sale of Front Voyager by one of the Owners was paid in April 2010. In addition, fees of $0.9 million relating to the consent solicitation process relating to the sale of Front Voyager and its release from the collateral securing the Notes, and the redemption and cancellation of the portion of the outstanding principal amount of the Notes allocated to the Front Voyager were incurred in April 2010.

The Notes bear interest at a rate of 8.52% per annum.  Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30, 2010 the Company was in compliance with such covenants.

As of June 30, 2010, the effective interest rate for the Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	June 30, 2010	Dec 31, 2009
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

	June 30, 2010		Dec 31, 2009
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	48,101	47,629	80,218	68,039

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the mortgage notes is based on the quoted market price of these or similar notes when available.

Concentrations of risk

The Company's only sources of funds for the repayment of the principal and interest on the Notes are the repayments from the Owners. The Owners' only sources of funds for the repayment of the principal and interest on the Term Loans from the Company are from charterhire payments from Chevron, investment income and the proceeds from the sale of any of the remaining Vessels. Accordingly, the Company's ability to service its obligations on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and six months ended June 30, 2010 and 2009.

Interest income

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2010	2009	2010	2009

Interest income	1,095	1,471	2,566	3,155

Interest income decreased in the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2010, the Owners repaid a total principal amount of $20.4 million on the Term Loans.

Interest income has decreased in the three months ended June 30, 2010 compared to the same period in 2009 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2010	2009	2010	2009

Interest expense	1,043	1,449	2,492	3,111

The decrease in interest expense for the six months ended June 30, 2010 compared to the same period in 2009 is primarily due to a decrease in the principal balance of loans payable. On April 1, 2010, we repaid a total principal amount of $20.4 million on the loans.

The fall in interest expense for the three months ended June 30, 2010 compared to the same period in 2009 is in line with expectations resulting from the interest being charged on a lower principal balance.

Amortization of debt issue costs

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2010	2009	2010	2009

Amortization of debt issue costs	52	22	74	44

The increase in amortization of debt issue costs for the six months and three months ended June 30, 2010 compared to the same periods in 2009 is due to a write–off of debt issue costs relating to the debt that was redeemed early following the sale of Front Voyager.

Other financial items

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2010	2009	2010	2009

Other financial items	3,011	-	3,011	-

Other financial items in the three and six months ended June 30, 2010 comprises a make whole premium of $2.1 million for the early redemption of debt following the sale of Front Voyager by one of the Owners and fees of $0.9 million relating to the consent solicitation process relating to the sale of Front Voyager and its release from the collateral securing the Notes, and the redemption and cancellation of the portion of the outstanding principal amount of the Notes allocated to the Front Voyager.

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

Quantitative information about market risk instruments as at June 30, 2010 is as follows:

The Term Loans bear interest at a rate of 8.52% per annum. Interest is payable on April 1 and October 1 of each year. Principal is repayable on the Term Loans in accordance with a remaining 5-year sinking fund schedule.

The table below provides the scheduled sinking fund redemption amounts and final principal payment of the allocated principal amount of the Term Loans.

Scheduled payment date	$'000
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
47,629

The outstanding amount of Term Loans at June 30, 2010 was $47.6 million.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

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

None.

Item 6 – Exhibits

Exhibit 3.1*
Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

Exhibit 3.2*	Bylaws of California Petroleum Transport Corporation (filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated by reference to the filing indicated.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Petroleum Transport Corporation (Registrant)

Date:	August 6, 2010	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director and President