Form 10-Q
period 2010-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2010-11-03
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes      [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 3, 2010

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

ITEM 1 – UNAUDITED FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Balance Sheets as at September 30, 2010 and December 31, 2009

(in thousands of US$)

	Sept 30, 2010	Dec 31, 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of term loans receivable	9,526	10,256
Interest receivable	2,029	1,449
Other current assets	27	23
Total current assets	11,583	11,729
Term loans receivable, less current portion	37,732	57,317
Deferred charges	371	466
Total assets	49,686	69,512

Current liabilities:
Accrued interest	2,029	1,449
Current portion of term mortgage notes	9,526	10,256
Other current liabilities	27	23
Total current liabilities	11,582	11,728
Term mortgage notes, less current portion	38,103	57,783
Total liabilities	49,685	69,511
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	49,686	69,512

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and nine month periods ended September 30, 2010 and 2009
(Unaudited)

(in thousands of US$)

Three month period ended Sept 30,		Nine month period ended Sept 30,
2010	2009	2010	2009
Revenue
Interest income	1,036	1,471	3,602	4,626
Expenses reimbursed	6	12	3,030	27
Net operating revenues	1,042	1,483	6,632	4,653

Expenses
General and administrative expenses	(6)	(12)	(19)	(27)
Amortization of debt issue costs	(21)	(22)	(95)	(66)
Other financial items	-	-	(3,011)	-
Interest expense	(1,015)	(1,449)	(3,507)	(4,560)
	(1,042)	(1.483)	(6,632)	(4,653)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009
(Unaudited)

(in thousands of US$)

	Nine month period ended Sept 30,
	2010	2009

Net income	-	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred debt issue costs	95	66
Amortization of issue discount on loan receivable	(95)	(66)
Changes in operating assets and liabilities:
Interest receivable	580	1,236
Other current assets	4	8
Accrued interest	(580)	(1,236)
Other current liabilities	(4)	(8)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on loans receivable	20,410	9,970
Net cash provided by investing activities	20,410	9,970
Cash flows from financing activities
Repayments of mortgage notes	(20,410)	(9,970)
Net cash used in financing activities	(20,410)	(9.970)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	2,927	3,324
Interest received	3,022	3,390

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates

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

5.	DEFERRED CHARGES

(in thousands of $)	Sept 30, 2010	Dec 31, 2009
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,029)	(2,934)
	371	466

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

6.	TERM MORTGAGE NOTES PAYABLE

(in thousands of $)	Sept 30, 2010	Dec 31, 2009
8.52% Term Mortgage Notes due 2015	47,629	68,039
Less: short-term portion	(9,526)	(10,256)
	38,103	57,783

The outstanding debt as of September 30, 2010 is repayable as follows:

(in thousands of $)
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	47,629

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

The Notes bear interest at a rate of 8.52% per annum.  Interest is payable semi-annually. The Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2010 the Company was in compliance with such covenants.

As of September 30, 2010, the effective interest rate for the Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	Sept 30, 2010	Dec 31, 2009
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

	Sept 30, 2010		Dec 31, 2009
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Mortgage Notes due 2015	48,608	47,629	80,218	68,039

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine months ended September 30, 2010 and 2009.

Interest income

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2010	2009	2010	2009

Interest income	1,036	1,471	3,602	4,626

Interest income decreased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in the principal balance of Term Loans receivable. In April 2010, the Owners repaid a total principal amount of $20.4 million on the Term Loans.

Interest income has decreased in the three months ended September 30, 2010 compared to the same period in 2009 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2010	2009	2010	2009

Interest expense	1,015	1,449	3,507	4,560

The decrease in interest expense for the nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to a decrease in the principal balance of loans payable. In April 2010, we repaid a total principal amount of $20.4 million on the loans.

The fall in interest expense for the three months ended September 30, 2010 compared to the same period in 2009 is in line with expectations resulting from the interest being charged on a lower principal balance.

Amortization of debt issue costs

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2010	2009	2010	2009

Amortization of debt issue costs	21	22	95	66

The increase in amortization of debt issue costs for the nine months ended September 30, 2010 compared to the same period in 2009 is due to a write–off of debt issue costs in the second quarter of 2010 relating to the debt that was redeemed early following the sale of Front Voyager.

Other financial items

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2010	2009	2010	2009

Other financial items	-	-	3,011	-

Other financial items in the nine months ended September 30, 2010 comprises a make whole premium of $2.1 million for the early redemption of debt following the sale of Front Voyager by one of the Owners and fees of $0.9 million relating to the consent solicitation process relating to the sale of Front Voyager and its release from the collateral securing the Notes, and the redemption and cancellation of the portion of the outstanding principal amount of the Notes allocated to the Front Voyager.

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

Quantitative information about market risk instruments as at September 30, 2010 is as follows:

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
47,629

The outstanding amount of Term Loans at September 30, 2010 was $47.6 million.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

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

*Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Petroleum Transport Corporation
(Registrant)

Date: November 3, 2010	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director and President