Form 10-K
period 2010-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2011-03-23
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 302 5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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
[    ] Yes                      [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2011

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

The Company

California Petroleum Transport Corporation (the "Company") was incorporated in Delaware in 1995. We are a special purpose corporation organized solely for the purpose of issuing, as agent on behalf of the Owners (as defined below), $167,500,000 Serial First Preferred Mortgage Notes, or the Serial Notes, and $117,900,000 8.52% First Preferred Mortgage Notes due in 2015, which we refer to as the Term Notes and together with the Serial Notes as the Notes. The Serial Notes were fully repaid April 1, 2006. The proceeds from the sale of the Notes were applied by way of long-term loans, being Serial Loans in respect of the Serial First Preferred Mortgage Notes and Term Loans in respect of the First Preferred Mortgage Notes due in 2015, to the Owners to fund the acquisition of the four vessels (the "Vessels") described below in Item 2. from Chevron Transport Corporation, or Chevron. All of our shares were held by The California Trust, a Massachusetts charitable lead trust formed by JH Holdings, a Massachusetts corporation, for the benefit of certain charitable institutions in Massachusetts. On September 14, 2009, The California Trust transferred all of the Company's shares of common stock to GSS Holdings Boston, Inc. ("Holdings"), a Delaware corporation. Global Securitization Services, LLC ("GSS") a Delaware limited liability company, an affiliate of Holdings, provides management and administrative services to the Company.

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

The Charters

Three of the Vessels, the Cygnus Voyager, the Altair Voyager and the Sirius Voyager are currently chartered to Chevron under bareboat charters dated as of the date of the original issuance of the Notes (collectively, the "Chevron Charters") and are due to expire on April 1, 2015. The Front Voyager was chartered to Front Voyager Inc. under a bareboat charter (the "Front Voyager Charter") which expired on April 1, 2010 following the notice of termination from Front Voyager Inc. on January 5, 2010. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of Front Voyager and delivery to the buyers took place on April 8, 2010. We refer to the Chevron Charters and the Front Voyager Charter collectively as the Charters.

Under the Chevron Charters, Chevron could elect to terminate the charter on any of three termination dates occurring at two-year intervals that began in 2003, 2004 and 2006. Non-binding notice of Chevron's intention to terminate must be given one year prior to the termination date. Binding notice must be given seven months prior to the termination date. The final termination dates for each of the Chevron Charters has passed and Chevron did not give notice of termination. Consequently, the Chevron Charters will continue until April 1, 2015.

On April 21, 2005, one of the Owners, CalPetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Front Voyager pursuant to the terms of that charter and received from Chevron a termination fee in the amount of $5.05 million. On April 1, 2006, the Front Voyager was redelivered to its Owner who immediately delivered it to Front Voyager Inc., a wholly owned subsidiary of Frontline, to commence employment under the Front Voyager Charter for an initial two year period (the "Initial Period") which provided for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. Front Voyager Inc. exercised options for two one year extensions and gave notice of termination on January 5, 2010 such that the charter terminated on April 1, 2010. As a result, Front Voyager Inc. paid a termination fee of $4.9 million to CalPetro Bahamas III. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. After the sale of Front Voyager, CalPetro Bahamas III will continue in existence but will not actively engage in any business other than in connection with ongoing corporate affairs.

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

Item 1A.  Risk Factors

Our capitalization is nominal and we have no source of income other than payments by the Owners who are foreign corporations as described above.  As a result, we are exposed to the same risk factors affecting the Owners. The following summarizes some of the risks that may materially affect our business, financial condition or results of operations. Our potential losses due to exposure to the following risk factors are difficult to quantify.

The Owners are highly dependent on Chevron and Chevron Corporation.

The Owners are highly dependent upon Chevron and Chevron Corporation as guarantor for their obligations under the Charters and guarantee, respectively. A failure by Chevron and Chevron Corporation to perform their obligations could result in the inability to service the Term Loans. If the Term Note holders had to enforce the mortgages securing the Term Notes, they may not be able to recover the principal and interest owed to them.

The Owners may not be able to pay down their debt in the future.

Currently, the Owners must dedicate a large portion of their cash flow from operations to satisfy their debt service obligations to us. Their ability to pay interest on, and other amounts due in respect of, the term loans will depend on their future operating performance, prevailing economic conditions and financial, business and other factors, many of which are beyond their control. There can be no assurance that their cash flow and capital resources will be sufficient for payment of our indebtedness in the future. If the Owners are unable to service their indebtedness or obtain additional financing, as needed, this could have a material adverse effect on the holders of the Term Notes.

If the tanker industry, which historically has been cyclical, is depressed in the future, the earnings and available cash flow of the Owners may be adversely affected.

Historically, the tanker industry has been highly cyclical, with volatility in profitability and asset values resulting from changes in the supply of, and demand for, tanker capacity. Charter rates are still relatively low compared to the rates achieved in the years preceding the global financial crisis, and the recent upward trend in charter rates since the historical lows reached in 2009 may be short lived.  Fluctuations in charter rates and tanker values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products.

The factors that influence demand for tanker capacity include:

•	supply and demand for oil and oil products;

•	global and regional economic and political conditions, including developments in international trade and fluctuations in industrial and agricultural production;

•	regional availability of refining capacity;

•	environmental and other legal and regulatory developments;

•	the distance oil and oil products are to be moved by sea;

•	changes in seaborne and other transportation patterns, including changes in the distances over which tanker cargoes are transported by sea;

•	currency exchange rates;

•	weather and acts of God and natural disasters, including hurricanes, typhoons, earthquakes and tsunamis;

•	competition from alternative sources of energy and from other shipping companies and other modes of transportation; and

•	international sanctions, embargoes, import and export restrictions, nationalizations, piracy and wars.

The factors that influence the supply of tanker capacity include:

•	current and expected purchase orders for tankers;

•	the number of tanker newbuilding deliveries;

•	the scrapping rate of older tankers;

•	the successful implementation of the phase-out of single hull tankers;

•	technological advances in tanker design and capacity;

•	tanker freight rates, which are affected by factors that may affect the rate of newbuilding, swapping and laying up of tankers;

•	price of steel and vessel equipment;

•	conversion of tankers to other uses of conversion of other vessels to tankers;

•	the number of tankers that are out of service; and

•	changes in environmental and other regulations that may limit the useful lives of tankers.

The factors affecting the supply and demand for tankers have been volatile and are outside of the Owners' control, and the nature, timing and degree of changes in industry conditions are unpredictable, including those discussed above.

Any decrease in shipments of crude oil may adversely affect the Owners' financial performance.

The demand for oil tankers derives primarily from demand for Arabian Gulf and West African crude oil, which, in turn, primarily depends on the economies of the world's industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world's industrial economies and their demand for crude oil from the mentioned geographical areas. One such factor is the price of worldwide crude oil. The world's oil markets have experienced high levels of volatility in the last 25 years. In July 2008, oil prices rose to a high of approximately $143 per barrel before decreasing to approximately $38 per barrel by the end of December 2008 and rising to approximately $92 by the end of December 2010.

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

The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels, conversion of vessels to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. Currently there is significant newbuilding activity with respect to virtually all sizes and classes of vessels. If the amount of tonnage delivered exceeds the number of vessels being scrapped, vessel capacity will increase. As discussed below, if the supply of vessel capacity increases and the demand for vessel capacity does not, the charter rate paid for the Vessels as well as the value of the Vessels could materially decline. Such a decline in charter rate and vessel value would likely have an adverse effect on the Owners revenues and profitability, which in turn could lead to defaults in payment.

An over-supply of tanker capacity may lead to reductions in charter rates, vessel values and profitability when the Charters expire.

In recent years, shipyards have produced a large number of new tankers. If the capacity of new vessels delivered exceeds the capacity of tankers being scrapped and converted to non-trading tankers, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline. A reduction in charter rates may have a material adverse effect on the Owners' results of operations when the Charters expire.

Acts of piracy on ocean-going vessels could adversely affect the Owners' business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia.  Throughout 2008 and 2009, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. For example, in November 2008, the M/V Sirius Star, a tanker vessel not affiliated with any of the Owners, was captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million. If these piracy attacks result in regions in which the Owners' Vessels are deployed being characterized by insurers as "war risk" zones, or Joint War Committee (JWC) "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent the Owners employ onboard security guards, could increase in such circumstances.  The Owners may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against the Vessels, or an increase in cost, or unavailability of insurance for the Vessels, may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair its ability to make payments to the Owners under the Charter.

World events could affect the Owners' results of operations and financial condition.

Terrorist attacks in New York on September 11, 2001, in London on July 7, 2005 and in Mumbai on November 26, 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world's financial markets and may affect the Owners' business, operating results and financial condition. The continuing presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect the Owners' ability to obtain additional financing on terms acceptable to the Owners or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on the Owners' operating results, revenues and costs.

Terrorist attacks on vessels, such as the October 2002 attack on the M.V. Limburg, a very large crude carrier not related to the Owners, may in the future also negatively affect the Owners' operations and financial condition and directly impact the Owners' Vessels or the Owners' customers. Future terrorist attacks could result in increased volatility and turmoil of the financial markets in the United States and globally. Any of these occurrences, or the perception that the Owners' Vessels are potential terrorist targets, could have a material adverse impact on the Owners' revenues and costs.

If the Owners' Vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect the Owners' reputation and the market for the Owners' common stock.

From time to time on charterers' instructions, the Owners' Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the U.S. government as state sponsors of terrorism. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act ("CISADA"), which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies, such as the Owners, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. Although we believe that the Owners are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that the Owners will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our company. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because the Owners do business with companies that do business in sanctioned countries. Moreover, the charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve the Owners or the Owners' Vessels, and those violations could in turn negatively affect the Owners' reputation. Investor perception of the value of the Owners' common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

The Owners operate in the highly competitive international tanker market which could affect their position at the end of the Charters.

 The operation of tanker vessels and transportation of crude and petroleum products is an extremely competitive business.  During the term of the Charters with the charterers, the Owners are not exposed to the risk associated with this competition.  At the end of the Charters or in the event that the charterers terminate any Charter at any of the optional termination dates, the Owners will have to compete with other tanker owners, including major oil companies as well as independent tanker companies for charters.  Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets, which could result in the Owners achieving lower revenues from their Suezmax oil tankers which will reduce the amounts available, if any, to pay the principal and interest on the serial and term loans due to us.  Should the Owners default on payment of this interest and principal, the value of collateral to the Term Loans may be insufficient to repay the Term Notes.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce the Owners' net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.

A vessel must undergo annual surveys, intermediate surveys and special surveys.  In lieu of a special survey, a vessel's machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period.  The Owners expect the Vessels to be on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  The Vessels are also required to be drydocked every two to three years for inspection of its underwater parts.

Compliance with the above requirements may result in significant expense.  If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable, which could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition.

We are subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the Owners' business, results of operations and financial condition at the expiration  of the Charters.

The Owners' operations will be subject to numerous laws and regulations, in the form of international conventions and treaties, national, state and local laws, and national and international regulations in force in the jurisdictions in which the Vessels operate or are registered, which can significantly affect the ownership and operation of the Vessel. Those requirements include, but are not limited to,  the U.S. Oil Pollution Act of 1990, or OPA, the International Maritime Organization, or IMO, International Convention on Civil Liability for Oil Pollution Damage of 1969, (as from time to time amended), generally referred to as CLC, the IMO International Convention for the Prevention of Pollution from Ships of 1975 (as from time to time amended), generally referred to as MARPOL, the IMO International Convention for the Safety of Life at Sea of 1974 (as from time to time amended), generally referred to as SOLAS, the IMO International Convention on Load Lines of 1966  (as from time to time amended) and the U.S. Maritime Transportation Security Act of 2002.  Compliance with such laws and regulations, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of the Vessels.  Compliance with such laws and regulations may require us to obtain certain permits or authorizations prior to commencing operations.  Failure to obtain such permits or authorizations could materially impact the Owners' business results of operations, financial conditions and ability to pay dividends by delaying or limiting the Owners' ability to accept charterers.  The Owners may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of the Owners' ability to address pollution incidents.  These costs could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition and the Owners' available cash.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Owners' operations.  Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability, without regard to whether the Owners were negligent or at fault.  Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil in U.S. waters, including the 200-nautical mile exclusive economic zone around the United States.  An oil spill could also result in significant liability, including fines, penalties, criminal liability and remediation costs for natural resource damages under other international and U.S. Federal, state and local laws, as well as third-party damages, including punitive damages, and could harm the Owners' reputation with current or potential charterers of the tankers.  The Owners will be required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents.  Although the Owners' technical manager will arrange for insurance to cover the Vessels with respect to certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on the Owners' business, financial condition, results of operations and cash flows.

Furthermore, the explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the tanker industry, and modifications to statutory liability schemes, which could have a material adverse effect on and the Owners' business, financial condition, results of operations and cash flows.

Extensive and changing environmental laws and other regulations, compliance with which may entail significant expenses including expenses for ship modifications and changes in operating procedures, affect the operation of the Vessels.  Although the charterers are responsible for all operational matters and bears all these expenses during the term of the current Charters, these expenses could have an adverse effect on the Owners' business operations in the event the charterers fail to make a necessary payment.

The Owners may not have adequate insurance.

There are a number of risks associated with the operation of oceangoing vessels, including mechanical failure, collision, human error, war, terrorism, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. Any of these events may result in loss of revenues, increased costs and decreased cash flows. In addition, following the terrorist attack in New York City on September 11, 2001, and the military response of the United States, the likelihood of future acts of terrorism may increase, and the Vessels may face higher risks of attack. Future hostilities or other political instability, as shown by the attack on the Limburg in Yemen in October 2002, could affect trade patterns and adversely affect the Owners' operations and revenues, cash flows and profitability. In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.

Under the terms of the Charters, Chevron bears all risks associated with the operation of the Vessels including the total loss of the Vessels. However, we cannot assure holders of the Term Notes that Chevron will adequately insure against all risks For example, a catastrophic spill could exceed Chevron's insurance coverage and have a material adverse effect on their financial condition. In addition, Chevron may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and Chevron cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover losses, the Owners may not be able to timely obtain a replacement ship in the event of a loss.

Governments could requisition the Vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel's registry could requisition for title or seize one or more of the Vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner.  A government could also requisition one or more of the Vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of  one or more of the Vessels could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition.

The Vessels may call on ports located in countries that are subject to restrictions imposed by the United States government.

The Charters are bareboat charters and, from time to time, the Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the United States government as state sponsors of terrorism. Although these sanctions and embargoes do not prevent the Vessel from making calls to ports in these countries, potential investors could view such port calls negatively, which could adversely affect the Owners' reputation and the market for their Term Notes. Investor perception of the value of the Notes may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

The Notes may not be as liquid as other securities with established trading markets, which may affect the value of the Notes and your ability to trade them.

The Term Notes are not listed on any national securities exchange and have no established trading market.  Consequently, the Term Notes could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar notes and warrants, and our financial performance. The placement agents for the Term Notes currently make a market for them, but are not obligated to do so and may discontinue their market making activity at any time. In addition, their market making activity is subject to the limits imposed by the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. We cannot assure you that an active trading market will exist for the Term Notes or that any market for the Term Notes will be liquid.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have no property. The Notes are our obligations and we loaned the proceeds of the sales to the Owners, by means of term and serial loans, to facilitate the funding of the acquisition of the Vessels.  Other than the Vessels described below, the Owners have no property.

Owner	Vessel	Construction	Delivery Date	Approximate dwt.
CalPetro Tankers (Bahamas I) Limited	Cygnus Voyager	Double Hull	March 1993	150,000
CalPetro Tankers (Bahamas II) Limited	Altair Voyager	Double Hull	August 1993	130,000
CalPetro Tankers (IOM) Limited	Sirius Voyager	Double Hull	October 1994	150,000

Item 3.	Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party. In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 23, 2011, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.	Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2010, 2009 and 2008, and the balance sheet data as at December 31, 2010 and 2009 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2007 and 2006 and the selected balance sheet data as at December 31, 2008, 2007 and 2006 have been derived from audited financial statements of the Company not included herein.

	Year Ended December 31,
($'000s except per share data)	2010	2009	2008	2007	2006
Total operating revenues	7,662	6,124	6,961	7,876	8,798
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	48,667	69,512	79,686	89,470	100,625
Long term liabilities	38,103	57,783	68,039	78,009	88,381
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2010 and 2009.

($'000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	1,477	4,113	1,042	1,030
Expenses	(1,477)	(4,113)	(1,042)	(1,030)
Net income	-	-	-	-
2009
Operating revenues	1,689	1,480	1,483	1,472
Expenses	(1,689)	(1,480)	(1,483)	(1,472)
Net income	-	-	-	-

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

(b)
termination payments sufficient to make sinking fund and interest payments on the Term Notes, to the extent allocable to the Vessel for which the related Charter has been terminated, for at least two years following any such termination, during which time the Vessel may be sold or rechartered; and

(c)
that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Charters; and to arrange for vessel management and remarketing services to be available in case any Charter is terminated by Chevron or Frontline, or any Vessel is for any other reason returned to the possession and use of the Owners.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

Interest income

(in thousands of $)	2010	2009

Interest income	4,638	6,097

Interest income decreased in 2010 compared to 2009 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. In April 2010, the Owners repaid a total principal amount of $20.4 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2010	2009

Expenses reimbursed	3,024	27

General and administrative expenses, which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below. During 2010, we also billed to the Owners the make whole premium of $2.1 million for the early redemption of debt and fees of $0.9 million relating to the consent solicitation process. Refer to the discussion on other financial items below.

Interest expense

(in thousands of $)	2010	2009

Interest expense	(4,522)	(6,009)

Interest expense decreased in 2010 compared to 2009 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. In April 2010, we repaid a total principal amount of $20.4 million on the Term Notes.

Other financial items

(in thousands of $)	2010	2009

Other financial items	(3,011)	-

Other financial items in 2010 comprises a make whole premium of $2.1 million for the early redemption of debt following the sale of Front Voyager by one of the Owners and fees of $0.9 million relating to the consent solicitation process relating to the sale of Front Voyager and its release from the collateral securing the Term Notes, and the redemption and cancellation of the portion of the outstanding principal amount of the Term Notes allocated to the Front Voyager.

Administrative expenses

(in thousands of $)	2010	2009

Administrative expenses	(13)	(27)

General and administrative expenses which comprise trustee fees, audit fees and other costs incurred by us are billed to the Owners. Administrative expenses decreased in 2010 compared to 2009 primarily due to the decrease in administrative expenses in CalPetro Bahamas III following the sale of the Front Voyager in April 2010

Year ended December 31, 2009 compared to the year ended December 31, 2008

Interest income

(in thousands of $)	2009	2008

Interest income	6,097	6,937

Interest income decreased in 2009 compared to 2008 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. On April 1, 2009, the Owners repaid total principal of $9.9 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2009	2008

Expenses reimbursed	27	24

General and administrative expenses which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2009	2008

Interest expense	(6,009)	(6,849)

Interest expense decreased compared to 2008 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. On April 1, 2009, we repaid total principal of $9.9 million on the Term Notes.

Administrative expenses

(in thousands of $)	2009	2008

Administrative expenses	(27)	(24)

General and administrative expenses which comprise trustee fees, audit fees and other costs incurred by us are billed to the Owners.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Term Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

Critical Accounting Policies

Our principal accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K.

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2010 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Tabular disclosure of contractual obligations

As at December 31, 2010, we had the following contractual obligations and commitments:

(in $'000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Notes	9,526	19,052	19,051	-	47,629
Interest on Term Notes	3,651	4,869	1,623	-	10,143
Total contractual obligations	13,177	23,921	20,674	-	57,772

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors."

Quantitative information about the instruments as at December 31, 2010 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

(in thousands of $) Scheduled payment date
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
47,629

The outstanding amount of Term Notes at December 31, 2010 was $47.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation (the "Company") as of December 31, 2010 and December 31, 2009, the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2010 and December 31, 2009 and the results of its operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

 /s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway
March 23, 2011

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2010 and 2009
(in thousands of US$)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	10,256
Interest receivable	1,014	1,449
Other current assets	23	23
Total current assets	10,564	11,729
Term Loans receivable, less current portion	37,753	57,317
Deferred charges	350	466
Total assets	48,667	69,512

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accrued interest	1,014	1,449
Current portion of Term Notes payable	9,526	10,256
Other current liabilities	23	23
Total current liabilities	10,563	11,728
Term Notes payable, less current portion	38,103	57,783
Total liabilities	48,666	69,511
Stockholder's equity
Share capital	1	1
Total liabilities and stockholder's equity	48,667	69,512

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2010, 2009 and 2008
(in thousands of US$)
	2010	2009	2008
Revenue
Interest income	4,638	6,097	6,937
Expenses reimbursed	3,024	27	24
Total operating revenues	7,662	6,124	6,961

Expenses
General and administrative expenses	(13)	(27)	(24)
Amortization of debt issue costs	(116)	(88)	(88)
Other financial items	(3,011)	-	-
Interest expense	(4,522)	(6,009)	(6,849)
	(7,662)	(6,124)	(6,961)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(in thousands of US$)
	2010	2009	2008
Net income	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred charges	116	88	88
Changes in operating assets and liabilities:
Interest receivable	435	213	202
Other current assets	1	9	56
Accrued interest	(435)	(213)	(202)
Other current liabilities	(1)	(9)	(56)
Net cash provided by operating activities	116	88	88
Cash flows from investing activities
Collections on Term Loans	20,294	9,882	9,438
Net cash provided by investing activities	20,294	9,882	9,438
Cash flows from financing activities
Repayments of Term Notes	(20,410)	(9,970)	(9,526)
Net cash used in financing activities	(20,410)	(9,970)	(9,526)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	4,927	6,222	7,051

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Notes to Financial Statements

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), $167,500,000 Serial First Preferred Mortgage Notes, or the Serial Notes, and $117,900,000 8.52% First Preferred Mortgage Notes due in 2015, which we refer to as the Term Notes and together with the Serial Notes as the Notes. The Serial Notes were fully repaid April 1, 2006. The proceeds from the sale of the Notes were applied by way of long-term loans, being Serial Loans in respect of the Serial First Preferred Mortgage Notes and Term Loans in respect of the First Preferred Mortgage Notes due in 2015, to the Owners to fund the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").

 Currently, the Owners charter three of the Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited and CalPetro Tankers (IOM) Limited received no notice from Chevron to terminate their bareboat charters by the required dates. Consequently, the charters will continue until April 1, 2015.

The fourth Vessel (the "Front Voyager") was chartered under a bareboat charter to Front Voyager Inc. (the "Charterer"), a wholly owned subsidiary of Frontline Ltd. (the "Front Voyager Charter"). Pursuant to the Front Voyager Charter, the Charterer agreed to charter the Front Voyager as of April 1, 2006 for an initial two-year period (the "Initial Period") with a further seven annual optional periods. The charterhire payable for the Initial Period was $5.05 million. This was prepaid in full on March 31, 2006. On March 25, 2009, the Charterer exercised its option to extend the charter for the second one-year optional period beginning April 1, 2009 at a cost of $1.8 million. On January 5, 2010, the Charterer gave notice that it would terminate the charter and paid a termination fee of $4.9 million on April 1, 2010 in accordance with the bareboat charter. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. After the sale of Front Voyager, the Owner, CalPetro Tankers (Bahamas III) Limited, will continue in existence but will not actively engage in any business other than in connection with ongoing corporate affairs.

 The Company's only source of funds with respect to the Term Notes is the payment of the principal and interest on the Term Loans by the Owners. The Company does not have any other source of capital for payment of the Term Notes. The Owners' only sources of funds with respect to its obligation to the Company are the payments by Chevron. The Owners do not have any other source of capital for payment of the Term Loans.

 The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

 2.           PRINCIPAL ACCOUNTING POLICIES

 (a)           Revenue and expense recognition

 Interest receivable on the Term Loans is accrued on a daily basis.  Interest payable on the Term Notes is accrued on a daily basis. The Owners reimburse the Company for general and administrative expenses incurred on their behalf.

 (b)           Deferred charges

Deferred charges represent the capitalization of debt issue costs. These costs are amortized over the term of the Term Notes to which they relate on a straight line basis, which is not materially different to the effective interest rate method.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2010 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The Term Loans are reported net of the related discounts, which are amortized over the term of the Term Loans.

4.           TERM LOANS COLLATERAL

The Term Loans are collateralized by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels subject to the charters with Chevron have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to The Bank of New York Mellon as the collateral trustee (the "Trustee"). The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee.  The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements which have also been collaterally assigned to the Trustee.

5.           DEFERRED CHARGES

(in thousands of $)	2010	2009
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,050)	(2,934)
	350	466

6.           TERM NOTES

(in thousands of $)	2010	2009
8.52% Term Notes due 2015	47,629	68,039
Total debt	47,629	68,039
Less: short-term portion	(9,526)	(10,256)
	38,103	57,783

The outstanding debt as of December 31, 2010 is repayable as follows:

(in thousands of $)
2011	9,526
2012	9,526
2013	9,526
2014	9,526
2015	9,525
47,629

A make whole premium of $2.1 million for the early redemption of debt following the sale of Front Voyager by one of the Owners was paid in April 2010. In addition, fees of $0.9 million relating to the consent solicitation process relating to the sale of Front Voyager and its release from the collateral securing the Term Notes, and the redemption and cancellation of the portion of the outstanding principal amount of the Term Notes allocated to the Front Voyager were incurred in April 2010.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2010 and 2009, the Company was in compliance with these covenants.

As of December 31, 2010, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	2010	2009
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at December 31, 2010 and 2009 are as follows:

(in thousands of $)	2010 Fair Value	2010 Carrying Value	2009 Fair Value	2009 Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Notes due 2015	49,263	47,629	80,218	68,039

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

 The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

 The estimated fair value of the Term Notes is based on the quoted market price of these or similar notes when available.

 Concentrations of risk

The Company's only source of funds for the repayment of the principal and interest on the Term Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the Term Loans due to the Company are from charterhire payments from Chevron as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Term Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

 Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2010.

The annual report does not include an attestation report of the Company's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's current registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit non-accelerated filers to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company does not have any employees.  The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name	Age	Position with Company
Frank B. Bilotta Timothy O'Connor Christopher Thompson	50 38 42	Director, President, Treasurer and Assistant Secretary Director, Secretary, Vice President and Assistant Treasurer Director, Vice President, Assistant Secretary and Assistant Treasurer

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

The Company's equity is neither listed nor publicly traded. The equity is held by one beneficial holder, GSS Holdings Boston, Inc.. The Owners obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. For the above stated reasons, the Company has not adopted a business code of ethics or appointed an audit committee or financial expert.

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

The following table provides information as of March 23, 2011 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 23, 2011.

Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Common Stock	GSS Holdings Boston, Inc. 114 West 47th Street, Suite 2310 New York, NY 10036	1,000	100%

The Company does not have an equity compensation plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table summarizes fees we have paid to our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2010	2009
Audit fees (1)	$13,100	$25,100
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$13,100	$25,100

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

The Company's Board of Directors has assigned responsibility for the engagement of the auditors to the Company's manager.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Balance Sheets at December 31, 2010 and 2009

Statements of Operations and Retained Earnings for the Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

10.15
Bareboat Charter Agreement by and between CalPetro Tankers (Bahamas III) Limited and Front Voyager Inc. entered into as of March 31, 2006 (filed as Exhibit 10.15 to Registrant's Form 10-K, Commission File Number 33-79220, and incorporated herein by reference).

10.16
Assignment of Charter by and between California Petroleum Transportation Corporation and JP Morgan Trust Company, National Association entered into as of March 31, 2006 (filed as Exhibit 10.16 to Registrant's Form 10-K, Commission File Number 33-79220, and incorporated herein by reference).

10.17
Collateral Assignment of Charter by and between California Petroleum Transportation Corporation and CalPetro Tankers (Bahamas III) Limited entered into as of March 31, 2006 (filed as Exhibit 10.17 to Registrant's Form 10-K, Commission File Number 33-79220, and incorporated herein by reference).

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

California Petroleum Transport Corporation
(Registrant)

Date	March 23, 2011	By	/s/ Frank B. Bilotta
Frank B. Bilotta
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 23, 2011	By	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer

Date	March 23, 2011	By	/s/ Timothy O'Connor
Timothy O'Connor
Director