Form 10-Q
period 2011-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2011-05-11
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 11, 2011

1,000 shares of Common Stock, $1.00 par value per share

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

ITEM 1 –FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at March 31, 2011 and December 31, 2010

(in thousands of US$)

	Mar 31, 2011	Dec 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	2,029	1,014
Other current assets	20	23
Total current assets	11,576	10,564
Term Loans receivable, less current portion	37,774	37,753
Deferred charges	329	350
Total assets	49,679	48,667

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	2,029	1,014
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	20	23
Total current liabilities	11,575	10,563
Term Notes payable, less current portion	38,103	38,103
Total liabilities	49,678	48,666
Equity
Share capital	1	1
Total liabilities and equity	49,679	48,667

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month period ended March 31, 2011 and 2010

(in thousands of US$)

	Three month period ended March 31,
	2011	2010
Revenue
Interest income	1,036	1,471
Expenses reimbursed	5	6
Net operating revenues	1,041	1,477
Expenses
General and administrative expenses	(5)	(6)
Amortization of debt issue costs	(21)	(22)
Interest expense	(1,015)	(1,449)
Total operating expenses	(1,041)	(1,477)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month period ended March 31, 2011 and 2010

(in thousands of US$)

	Three month period ended March 31,
	2011	2010

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	21	22
Amortization of issue discount on loan receivable	(21)	(22)
Changes in operating assets and liabilities:
Interest receivable	1,015	1,449
Other current assets	(3)	(1)
Accrued interest	(1,015)	(1,449)
Other current liabilities	3	1
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Repayment of Term Notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and together, the "Owners"), $167,500,000 of Serial First Preferred Mortgage Notes, or the Serial Notes, and $117,900,000 of 8.52% First Preferred Mortgage Notes due in 2015, which we refer to as the Term Notes and together with the Serial Notes, the Notes. The Serial Notes were fully repaid on April 1, 2006. The proceeds from the sale of the Notes were applied by way of long-term loans, applying Serial Loans in respect of the Serial First Preferred Mortgage Notes and Term Loans in respect of the First Preferred Mortgage Notes due in 2015, to the Owners to fund the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron").

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

The fourth Vessel (the "Front Voyager") was chartered under a bareboat charter to Front Voyager Inc. (the "Charterer"), a wholly owned subsidiary of Frontline Ltd., or Frontline (the "Front Voyager Charter"). Pursuant to the Front Voyager Charter, the Charterer agreed to charter the Front Voyager as of April 1, 2006 for an initial two-year period (the "Initial Period") with an additional seven one-year optional periods. The charterhire payable for the Initial Period was $5.05 million. This was prepaid in full on March 31, 2006. On March 25, 2009, the Charterer exercised its option to extend the Front Voyage Charter for the second one-year optional period beginning April 1, 2009 at a cost of $1.8 million. On January 5, 2010, the Charterer gave notice that it would terminate the Front Voyage Charter and paid a termination fee of $4.9 million on April 1, 2010 in accordance with the Front Voyage Charter. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. The Owner, CalPetro Tankers (Bahamas III) Limited, does not actively engage in any business other than in connection with ongoing corporate affairs.

The Company's only source of funds with respect to the Term Notes is the payment of the principal and interest on the Term Loans by the Owners. The Company does not have any other source of capital for payment of the Term Notes. The Owners' only sources of funds with respect to their obligations the Company are the payments by Chevron. The Owners do not have any other source of capital for payment of the Term Loans.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the first quarter of 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.	TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid over six years. The Term Loans are reported net of the related discounts, which are amortized over the term of the loans.

4.	TERM LOANS COLLATERAL

The Term Loans are collateralized by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels subject to the charters with Chevron have been collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to The Bank of New York Mellon as the collateral trustee (the "Trustee"). The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels have been collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which has assigned such assignments to the collateral trustee.  The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements, which have also been collaterally assigned to the Trustee.

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

5.	DEFERRED CHARGES

(in thousands of $)	March 31, 2011	December 31, 2010
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,071)	(3,050)
	329	350

6.	TERM NOTES

(in thousands of $)	March 31, 2011	December 31, 2010
8.52% Term Notes due 2015	47,629	47,629
Less: short-term portion	(9,526)	(9,526)
	38,103	38,103

 The outstanding debt as of March 31, 2011 is repayable as follows:

(in thousands of $)
2011	9,526
2012	9,526
2013	9,526
2014	9,526
2015	9,525
Total debt	47,629

The Term Notes bear interest at a rate of 8.52% per annum.  Interest is payable semi-annually. The Term Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. As of March 31, 2011, the Company was in compliance with such covenants.

As of March 31, 2011, the effective interest rate for the Term Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	March 31, 2011	December 31, 2010
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

8.	FINANCIAL INSTRUMENTS

	March 31, 2011		December 31, 2010
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
8.52% Term Notes due 2015	48,905	47,629	49,263	47,629

The methods and assumptions used in estimating the fair values of financial instruments are as follows:

The carrying value of cash and cash equivalents, which are highly liquid, is a reasonable estimate of fair value.

The estimated fair value of the Term Notes is based on the quoted market price of these or similar notes when available.

Concentrations of risk

The Company's only source of funds for the repayment of the principal and interest on the Term Notes is the repayments from the Owners. The Owners' only sources of funds for the repayment of the principal and interest on the Term Loans due to the Company are charterhire payments from Chevron as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Term Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three months ended March 31, 2011 and 2010.

Interest income

(in thousands of $)	2011	2010
Interest income	1,036	1,471

Interest income decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a decrease in the principal balance of Term Loans receivable.

Interest expense

(in thousands of $)	2011	2010
Interest expense	1,015	1,449

The decrease in interest expense for the three months ended March 31, 2011 compared to the same period in 2010 is in line with expectations resulting from the interest being charged on a lower principal balance.

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

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2010.

Quantitative information about market risk instruments as of March 31, 2011 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2011	9,526
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
47,629

The outstanding amount of Term Notes as of March 31, 2011 was $47.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Commission on March 23, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6 – Exhibits

3.1*
Certificate of Incorporation of California Petroleum Transport Corporation (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

3.2*	Bylaws of California Petroleum Transport Corporation (filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, Commission File Number 33-79220, and incorporated herein by reference).

4.4*	Bareboat Charter between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. dated March 31, 2006 (filed July 8, 2008 as Exhibit 4.4 on Form 20-F/A, Commission File No. 33-79220).

4.5*	Assignment of Charter between Calpetro Tankers (Bahamas III) Limited and Front Voyager Inc. dated March 31, 2006 (filed July 8, 2008 as Exhibit 4.5 on Form 20-F/A, Commission File No. 33-79220).

4.6*
Amendment No. 2 to Management and Remarketing Agreement between CalPetro Tankers (Bahamas III) Limited and Frontline dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.6 on Form 20-F, Commission File No. 33-79220).

4.7*
Amendment No. 2 to the Collateral Trust Agreement among CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited, CalPetro Tankers (IOM) Limited, The Bank of New York Mellon Trust Company, N.A., as indenture trustee, The Bank of New York Trust Company, N.A., as collateral trustee and California Petroleum Transport Corporation, dated as of April 1, 2010 (filed April 29, 2010 as Exhibit 4.7 on Form 20-F, Commission File No. 33-79220).

4.8*
Termination of Assignment of Charter between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation (dated as of April 8, 2010 as Exhibit 4.8 filed April 29, 2010 on Form 20-F, Commission File No. 33-79220).

4.9*
Termination of Statutory Mortgage between CalPetro Tankers (Bahamas III) Limited and The Bank of New York Mellon Trust Company, N.A., dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.9 on Form 20-F, Commission File No. 33-79220).

4.10*
Termination of Deed of Covenants between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.10 on Form 20-F, Commission File No. 33-79220).

4.11*
Termination of Term Loan Agreement between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.11 on Form 20-F, Commission File No. 33-79220).

4.12*
Termination of Debenture between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.12 on Form 20-F, Commission File No. 33-79220).

4.13*
Termination of Assignment of Earnings and Insurances between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.13 on Form 20-F, Commission File No. 33-79220).

4.14*
Termination of Assignment of Purchase Agreement between CalPetro Tankers (Bahamas III) Limited and California Petroleum Transport Corporation dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.14 on Form 20-F, Commission File No. 33-79220).

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

California Petroleum Transport Corporation (Registrant)

Date: May 11, 2011	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer