Form 10-Q
period 2011-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2011-08-10
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 10, 2011

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at June 30, 2011 and December 31, 2010

(in thousands of US$)

	June 30, 2011	Dec 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	812	1,014
Other current assets	11	23
Total current assets	10,350	10,564
Term Loans receivable, less current portion	28,269	37,753
Deferred charges	308	350
Total assets	38,927	48,667

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	812	1,014
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	11	23
Total current liabilities	10,349	10,563
Term Notes payable, less current portion	28,577	38,103
Total liabilities	38,926	48,666
Equity
Share capital	1	1
Total liabilities and equity	38,927	48,667

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2011 and 2010

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010
Revenue
Interest income	832	1,095	1,868	2,566
Expenses reimbursed	6	3,018	11	3,024
Net operating revenues	838	4,113	1,879	5,590
Expenses
General and administrative expenses	(6)	(7)	(11)	(13)
Amortization of debt issue costs	(21)	(52)	(42)	(74)
Other financial items	-	(3,011)	-	(3,011)
Interest expense	(811)	(1,043)	(1,826)	(2,492)
Total operating expenses	(838)	(4,113)	(1,879)	(5,590)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month period ended June 30, 2011 and 2010

(in thousands of US$)

	Six month period ended June 30,
	2011	2010

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred debt issue costs	42	74
Amortization of issue discount on loan receivable	(42)	(74)
Changes in operating assets and liabilities:
Interest receivable	202	434
Other current assets	12	2
Accrued interest	(202)	(434)
Other current liabilities	(12)	(2)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	9,526	20,410
Net cash provided by investing activities	9,526	20,410
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(20,410)
Net cash used in financing activities	(9,526)	(20,410)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	2,028	2,898

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and together, the "Owners"), $167,500,000 of Serial First Preferred Mortgage Notes, or the Serial Notes, and $117,900,000 of 8.52% First Preferred Mortgage Notes due in 2015, which we refer to as the Term Notes and together with the Serial Notes, the Notes. The Serial Notes were fully repaid on April 1, 2006. The proceeds from the sale of the Notes were applied by way of long-term loans, applying Serial Loans in respect of the Serial First Preferred Mortgage Notes and Term Loans in respect of the First Preferred Mortgage Notes due in 2015, to the Owners to fund the acquisition of four vessels from Chevron Transport Corporation ("Chevron").

Currently, the Owners charter three of the vessels (the "Vessels") to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited and CalPetro Tankers (IOM) Limited received no notice from Chevron to terminate their bareboat charters by the required dates. Consequently, the charters will continue until April 1, 2015.

The fourth Vessel (the "Front Voyager") was chartered under a bareboat charter to Front Voyager Inc. (the "Charterer"), a wholly owned subsidiary of Frontline Ltd., or Frontline (the "Front Voyager Charter"). Pursuant to the Front Voyager Charter, the Charterer agreed to charter the Front Voyager as of April 1, 2006 for an initial two-year period (the "Initial Period") with an additional seven one-year optional periods. The charterhire payable for the Initial Period was $5.05 million. This was prepaid in full on March 31, 2006. On March 25, 2009, the Charterer exercised its option to extend the Front Voyager Charter for the second one-year optional period beginning April 1, 2009 at a cost of $1.8 million. On January 5, 2010, the Charterer gave notice that it would terminate the Front Voyager Charter and paid a termination fee of $4.9 million on April 1, 2010 in accordance with the Front Voyager Charter. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. Following the sale of the Front Voyager and the scheduled repayment by the Company of $0.7 million relating to the Term Notes on April 1, 2010, the full amount outstanding on the Term Loan of $10.2 million relating to CalPetro Tankers (Bahamas III) Limited was repaid by CalPetro Tankers (Bahamas III) Limited in full on April 13, 2010 and this amount was paid by the Company to the Term Note holders. The Owner, CalPetro Tankers (Bahamas III) Limited, does not actively engage in any business other than in connection with ongoing corporate affairs.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the second quarter of 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

5.	DEFERRED CHARGES

(in thousands of $)	June 30, 2011	December 31, 2010
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,092)	(3,050)
	308	350

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

6.	TERM NOTES

(in thousands of $)	June 30, 2011	December 31, 2010
8.52% Term Notes due 2015	38,103	47,629
Less: short-term portion	(9,526)	(9,526)
	28,577	38,103

The outstanding debt as of June 30, 2011 is repayable as follows:

(in thousands of $)
2012	9,526
2013	9,526
2014	9,526
2015	9,525
Total debt	38,103

The Term Notes bear interest at a rate of 8.52% per annum.  Interest is payable semi-annually. The Term Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. As of June 30, 2011, the Company was in compliance with such covenants.

As of June 30, 2011, the effective interest rate for the Term Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	June 30, 2011	December 31, 2010
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.	FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Cash and cash equivalents	1	1	1	1
Term Loans	38,732	37,795	48,901	47,279
Financial liabilities:
Term Notes	39,048	38,103	49,263	47,629

The financial assets and liabilities are measured at fair value on a recurring basis as follows:

(in thousands of $)	2011 Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	-	-
Term Loans	38,732	38,732	-	-
Financial liabilities:
Term Notes	39,048	39,048	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying value is a reasonable estimate of fair value.

Term Loans: The estimated fair value of the Term Loans is based on the quoted market price of the Term Notes or similar notes when available.

Term Notes: The estimated fair value of the Term Notes is based on the quoted market price of these or similar notes when available.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and six months ended June 30, 2011 and 2010.

Interest income

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2011	2010	2011	2010

Interest income	832	1,095	1,868	2,566

Interest income decreased in the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2011, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Interest income has decreased in the three months ended June 30, 2011 compared to the same period in 2010 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2011	2010	2011	2010

Interest expense	811	1,043	1,826	2,492

The decrease in interest expense for the six months ended June 30, 2011 compared to the same period in 2010 is primarily due to a decrease in the principal balance of Term Notes payable. On April 1, 2011, we repaid a total principal amount of $9.5 million on the Term Notes.

The fall in interest expense for the three months ended June 30, 2011 compared to the same period in 2010 is in line with expectations resulting from the interest being charged on a lower principal balance.

Amortization of debt issue costs

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2011	2010	2011	2010

Amortization of debt issue costs	21	52	42	74

The decrease in amortization of debt issue costs for the six and three months ended June 30, 2011 compared to the same periods in 2010 is due to a write–off of debt issue costs relating to the debt that was redeemed early following the sale of Front Voyager in 2010.

Other financial items

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2011	2010	2011	2010

Other financial items	-	3,011	-	3,011

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

Quantitative information about market risk instruments as of June 30, 2011 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	38,103

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS**	XBRL	Instance Document

101.	SCH**	XBRL	Taxonomy Extension Schema

101.	CAL**	XBRL	Taxonomy Extension Schema Calculation Linkbase

101.	LAB**	XBRL	Taxonomy Extension Schema Label Linkbase

101.	PRE**	XBRL	Taxonomy Extension Schema Presentation Linkbase

*           Incorporated by reference to the filing indicated.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Petroleum Transport Corporation (Registrant)

Date: August 10, 2011	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer