Form 10-Q
period 2011-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2011-11-03
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 3, 2011

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at September 30, 2011 and December 31, 2010

 (in thousands of US$)

	Sept 30, 2011	Dec 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	1,623	1,014
Other current assets	17	23
Total current assets	11,167	10,564
Term Loans receivable, less current portion	28,290	37,753
Deferred charges	287	350
Total assets	39,744	48,667

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	1,623	1,014
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	17	23
Total current liabilities	11,166	10,563
Term Notes payable, less current portion	28,577	38,103
Total liabilities	39,743	48,666
Equity
Share capital	1	1
Total liabilities and equity	39,744	48,667

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2011 and September 30, 2010

(in thousands of US$)

	Three month period ended Sept 30,		Nine month period ended Sept 30,
	2011	2010	2011	2010
Revenue
Interest income	832	1,036	2,700	3,602
Expenses reimbursed	6	6	17	3,030
Net operating revenues	838	1,042	2,717	6,632
Expenses
General and administrative expenses	(6)	(6)	(17)	(19)
Amortization of deferred charges	(21)	(21)	(63)	(95)
Other financial items	-	-	-	(3,011)
Interest expense	(811)	(1,015)	(2,637)	(3,507)
Total operating expenses	(838)	(1,042)	(2,717)	(6,632)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month period ended September 30, 2011 and September 30, 2010

(in thousands of US$)

	Nine month period ended Sept 30,
	2011	2010

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred charges	63	95
Amortization of issue discount on loan receivable	(63)	(95)
Changes in operating assets and liabilities:
Interest receivable	(609)	580
Other current assets	6	4
Accrued interest	609	(580)
Other current liabilities	(6)	(4)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	9,526	20,410
Net cash provided by investing activities	9,526	20,410
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(20,410)
Net cash used in financing activities	(9,526)	(20,410)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	2,028	2,927

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the nine months period ended September 30, 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

5.	DEFERRED CHARGES

(in thousands of $)	Sept 30, 2011	Dec 31, 2010
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,113)	(3,050)
	287	350

6.	TERM NOTES

(in thousands of $)	Sept 30, 2011	Dec 31, 2010
8.52% Term Notes due 2015	38,103	47,629
Less: short-term portion	(9,526)	(9,526)
	28,577	38,103

The outstanding debt as of September 30, 2011 is repayable as follows:

(in thousands of $)
2012	9,526
2013	9,526
2014	9,526
2015	9,525
Total debt	38,103

The Term Notes bear interest at a rate of 8.52% per annum.  Interest is payable semi-annually. The Term Notes include certain covenants including restriction on the payment of dividends and making additional loans or advances to affiliates. As of September 30, 2011, the Company was in compliance with such covenants.

 As of September 30, 2011, the effective interest rate for the Term Notes was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	Sept 30, 2011	Dec 31, 2010
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

8.	FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	Sept 30, 2011		Dec 31, 2010
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Cash and cash equivalents	1	1	1	1
Term Loans	39,106	37,816	48,901	47,279
Financial liabilities:
Term Notes	39,402	38,103	49,263	47,629

The financial assets and liabilities are measured at fair value for disclosure purposes as follows:

(in thousands of $)	2011 Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	-	-
Term Loans	39,106	39,106	-	-
Financial liabilities:
Term Notes	39,402	39,402	-	-

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

9.	SUBSEQUENT EVENT

Pursuant to Sections 3.03(d) and 5.01(a)(y) of the Collateral Trust Agreement, on October 3, 2011, Excess Funds held by the Trustee in the amount of $6.7 million allocable to CalPetro Tankers (Bahamas III) Limited became available for release from the relevant trust account as a result of sufficient funds remaining on deposit at the Trustee for the payment in full of principal and interest on the Term Notes as they become due and, at the Company's direction, were released to CalPetro Tankers (Bahamas III) Limited on the same date.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine months ended September 30, 2011 and September 30, 2010.

Interest income

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2011	2010	2011	2010

Interest income	832	1,036	2,700	3,602

Interest income decreased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2011, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Interest income has decreased in the three months ended September 30, 2011 compared to the same period in 2010 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2011	2010	2011	2010

Interest expense	811	1,015	2,637	3,507

The decrease in interest expense for the nine months ended September 30, 2011 compared to the same period in 2010 is primarily due to a decrease in the principal balance of Term Notes payable. On April 1, 2011, we repaid a total principal amount of $9.5 million on the Term Notes.

The decrease in interest expense for the three months ended September 30, 2011 compared to the same period in 2010 is in line with expectations resulting from the interest being charged on a lower principal balance.

Amortization of deferred charges

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2011	2010	2011	2010

Amortization of deferred charges	21	21	63	95

The decrease in amortization of deferred charges for the nine months ended September 30, 2011 compared to the same periods in 2010 is due to a write–off of deferred charges relating to the debt that was redeemed early following the sale of Front Voyager in 2010.

Other financial items

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands of $)	2011	2010	2011	2010

Other financial items	-	-	-	3,011

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

Quantitative information about market risk instruments as of September 30, 2011 is as follows:

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

Pursuant to Sections 3.03(d) and 5.01(a)(y) of the Collateral Trust Agreement, on October 3, 2011, Excess Funds held by the Trustee in the amount of $6.7 million allocable to CalPetro Tankers (Bahamas III) Limited became available for release from the relevant trust account as a result of sufficient funds remaining on deposit at the Trustee for the payment in full of principal and interest on the Term Notes as they become due and, at the Company's direction, were released to CalPetro Tankers (Bahamas III) Limited on the same date.

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

California Petroleum Transport Corporation (Registrant)

Date: November 3, 2011	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer