Form 10-K
period 2011-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2012-03-16
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 302 5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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

[ X ] Yes                      [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      [ X ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 2012

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

Item 1A.  Risk Factors

Our capitalization is nominal and we have no source of income other than payments by the Owners who are foreign corporations as described above. As a result, we are exposed to the same risk factors affecting the Owners. The following summarizes the risks that may materially affect our business, financial condition or results of operations. Our potential losses due to exposure to the following risk factors are difficult to quantify.

The Owners are highly dependent on Chevron and Chevron Corporation.

The Owners are highly dependent on the performance by Chevron of its obligations under the Chevron Charters and by its guarantor, Chevron Corporation, of its obligations under its guarantee. A failure by Chevron and Chevron Corporation to perform their obligations under the Chevron Charters could result in the Owners' inability to service the Term Loans, defined below. If the holders of the Term Notes had to enforce the mortgages securing the Term Notes, they may not be able to recover the principal and interest owed to them.

The Owners may not be able to pay down their debt in the future.

Currently, the Owners must dedicate a large portion of their cash flow from operations to satisfy their debt service obligations to us. Their ability to pay interest on, and other amounts due in respect of, the term loans will depend on their future operating performance, prevailing economic conditions and financial, business and other factors, many of which are beyond their control. There can be no assurance that their cash flow and capital resources will be sufficient for payment of the Owners' indebtedness in the future. If the Owners are unable to service their indebtedness or obtain additional financing, as needed, this could have a material adverse effect on the holders of the Term Notes.

If the tanker industry, which historically has been cyclical and volatile, continues to be depressed or declines further in the future, the revenues, earnings and available cash flow of the Owners may be adversely affected.

Historically, the tanker industry has been highly cyclical, with volatility in profitability, charter rates and asset values resulting from changes in the supply of, and demand for, tanker capacity. After reaching highs during the summer of 2008, charter rates for crude oil carriers fell dramatically in connection with the commencement of the global financial crisis and current rates continue to remain at relatively low levels compared to the rates achieved in the years preceding the global financial crisis.  Fluctuations in charter rates and tanker values result from changes in the supply of and demand for tanker capacity and changes in the supply of and demand for oil and oil products. According to industry sources, newbuilding deliveries for oil tankers in 2010 and 2011 increased from their relatively low levels in 2009, and newbuilding vessels representing approximately 21% of the global tanker fleet are expected to be delivered from the yard and enter into service during 2012 and 2013. These factors may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners. The charter rates payable under any renewal or replacement charter the Owners enter into for the Vessels will depend on, among other things, economic conditions in the tanker market and we cannot guarantee that any renewal or replacement charter the Owners enter into will be sufficient to allow them to operate the Vessels profitably.

The factors that influence demand for tanker capacity include:

•	supply and demand for oil and oil products;

•
global and regional economic and political conditions, including developments in international trade, national oil reserve policies, fluctuations in industrial and agricultural production and armed conflicts;

•	regional availability of refining capacity;

•	environmental and other legal and regulatory developments;

•	the distance oil and oil products are to be moved by sea;

•	changes in seaborne and other transportation patterns, including changes in the distances over which tanker cargoes are transported by sea;

•
increases in the production of oil in areas linked by pipelines to consuming areas, the extension of existing, or the development of new, pipeline systems in markets the Owners may serve, or the conversion of existing non-oil pipelines to oil pipelines in those markets;

•	currency exchange rates;

•	weather and acts of God and natural disasters;

•	competition from alternative sources of energy and from other shipping companies and other modes of transport;

•	international sanctions, embargoes, import and export restrictions, nationalizations, piracy and wars; and

•	regulatory changes including regulations adopted by supranational authorities and/or industry bodies, such as safety and environmental regulations and requirements by major oil companies.

The factors that influence the supply of tanker capacity include:

•	current and expected purchase orders for tankers;

•	the number of tanker newbuilding deliveries;

•	any potential delays in the delivery of newbuilding vessels and/or cancellation of newbuilding orders;

•	the scrapping rate of older tankers;

•	the successful implementation of the phase-out of single hull tankers;

•	technological advances in tanker design and capacity;

•	tanker freight rates, which are affected by factors that may effect the rate of newbuilding, swapping and laying up of tankers;

•	port and canal congestion

•	price of steel and vessel equipment;

•	conversion of tankers to other uses of conversion of other vessels to tankers;

•	the number of tankers that are out of service; and

•	changes in environmental and other regulations that may limit the useful lives of tankers.

The factors affecting the supply and demand for tankers have been volatile and are outside of the Owners' control, and the nature, timing and degree of changes in industry conditions are unpredictable, including those discussed above. The current global economic downturn may reduce demand for transportation of oil over longer distances and increase supply of tankers to carry that oil, which may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

The international tanker industry has experienced volatile charter rates and vessel values and there can be no assurance that these charter rates and vessel values will return to their previous levels

Charter rates in the tanker industry are volatile. We anticipate that future demand for the Vessels, and in turn their future charter rates, will be dependent upon economic growth in the world's economies, as well as seasonal and regional changes in demand and changes in the capacity of the world's fleet. We believe the charter rates that were paid prior to 2008 were the result of economic growth in the world economies that exceeded growth in global vessel capacity. There can be no assurance that economic growth will not stagnate or decline leading to a further decrease in vessel values and charter rates. In the event of a further decline in vessel values and charter rates, and should the Owners default on payment of the interest and principal on the Term Loans due to us, the value of collateral to the Term Loans may be insufficient to repay the Term Notes.

Any decrease in shipments of crude oil may adversely affect the Owners' financial performance
The demand for the Owners' oil tankers derives primarily from demand for Arabian Gulf, West African, North Sea and Caribbean crude oil, which, in turn, primarily depends on the economies of the world's industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world's industrial economies and their demand for crude oil from the mentioned geographical areas. One such factor is the price of worldwide crude oil. The world's oil markets have experienced high levels of volatility in the last 25 years. In July 2008, oil prices rose to a high of approximately $143 per barrel before decreasing to approximately $38 per barrel by the end of December 2008 and then rising to approximately $92 per barrel as of the end of December 2010 and continuing to rise to approximately $100 by the end of December 2011.

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

In addition, the current economic conditions affecting the United States and world economies may result in reduced consumption of oil products and a decreased demand for the Vessels and lower charter rates and may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

Acts of piracy on ocean-going vessels could adversely affect the Owners' business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia.   Although sea piracy worldwide decreased slightly in 2011 for the first time in five years, throughout 2008, 2009 and 2010,  the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which the Vessels are deployed being characterized by insurers as "war risk" zones by insurers or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent Chevron employs onboard security guards, could increase in such circumstances.  Chevron may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on them.  In addition, detention hijacking as a result of an act of piracy against the Vessels, or an increase in cost, or unavailability of insurance for the Vessels, may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the  Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

World events could affect the Owners' results of operations and financial condition.

Terrorist attacks in New York on September 11, 2001, in London on July 7, 2005 and in Mumbai on November 26, 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world's financial markets and may affect the Owners' business, operating results and financial condition.  Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, including Libya, and the presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect the Owners' ability to obtain additional financing on terms acceptable to them or at all. In the past, political conflicts have also resulted in attacks on vessels, such as the October 2002 M.V. Limburg, a very large crude carrier not related to the Owners, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia.

Any of these occurrences, or the perception that any of the vessels owned by the Owners is a  potential terrorist target, could have a material adverse impact on the Owners'  business, financial condition and results of operations, which in turn could lead to defaults in payment of the Term Loans due to us.

If the Vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect the Owners' reputation and the market for the Owners' common stock.

 The Chevron Charters are bareboat charter and, from time to time, the Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the United States government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria . The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies, such as the Owners, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. Although we believe that the Owners are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that the Owners will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Owners. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because the Owners do business with companies that do business in sanctioned countries. Moreover, Chevron may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve the Owners or the Vessels, and those violations could in turn negatively affect the Owners' reputation and the market value of the Term Notes. Investor perception of the value of our Term Notes may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

Compliance with the above requirements may result in significant expense.  If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable, which could result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the  Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

We are subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the Owners' business, results of operations and financial condition at the expiration of the Charters.

The Owners' operations will be subject to numerous laws and regulations, in the form of international conventions and treaties, national, state and local laws, and national and international regulations in force in the jurisdictions in which the Vessels operate or are registered, which can significantly affect the ownership and operation of the Vessel. These requirements include, but are not limited to,  the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Clean Air Act, the U.S. Clean Water Act, the International Maritime Organization, or IMO, International Convention on Civil Liability for Oil Pollution Damage of 1969, generally referred to as CLC, the IMO International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Prevention of Pollution from Ships of 1975, generally referred to as MARPOL, the IMO International Convention for the Safety of Life at Sea of 1974, generally referred to as SOLAS, the IMO International Convention on Load Lines of 1966  and the U.S. Maritime Transportation Security Act of 2002.  Compliance with such laws and regulations, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of the Vessels.  Compliance with such laws and regulations may require us to obtain certain permits or authorizations prior to commencing operations.  Failure to obtain such permits or authorizations could materially impact the Owners' business results of operations and financial conditions by delaying or limiting the Owners' ability to accept charterers.  The Owners may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of the Owners' ability to address pollution incidents.  Additionally, we cannot predict the cost of compliance with any new regulations that may be promulgated as a result of the 2010 BP plc Deepwater Horizon oil spill in the Gulf of Mexico.  These costs could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition and the Owners' available cash.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Owners' operations.  Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability, without regard to whether the Owners were negligent or at fault.  Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil in U.S. waters, including the 200-nautical mile exclusive economic zone around the United States.  An oil spill could also result in significant liability, including fines, penalties, criminal liability and remediation costs for natural resource damages under other international and U.S. Federal, state and local laws, as well as third-party damages, including punitive damages, and could harm the Owners' reputation with current or potential charterers of the tankers.  The Owners will be required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents.  Although the Owners' technical manager will arrange for insurance to cover the Vessels with respect to certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on the Owners' business, financial condition, results of operations and cash flows.

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

If the Owners fail to comply with international safety regulations, the Owners may be subject to increased liability, which may adversely affect insurance coverage and may result in a denial of access to, or detention in, certain ports

The operation of the Vessels is affected by the requirements set forth in the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code.  The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  If the Owners fail to comply with the ISM Code, they may be subject to increased liability, may invalidate existing insurance or decrease available insurance coverage for the Vessels and such failure may result in a denial of access to, or detention in, certain ports.

Maritime claimants could arrest the Vessels, which could interrupt the Owners' cash flow

Crew members, suppliers of goods and services to the Vessels, shippers of cargo and other parties may be entitled to a maritime lien against the Vessels for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by "arresting" or "attaching" a vessel through foreclosure proceedings. The arrest or attachment of the vessel could result a loss of earnings for the related off-hire period, which would reduce the amounts available, if any, to pay the principal and interest on the Term Loans due to us.

Governments could requisition the Vessels during a period of war or emergency, resulting in a loss of earnings

The government of the registry of the Vessels could requisition for title or seize the Vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. A government could also requisition the Vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of the Vessels could result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the  Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

The operation of tankers involves certain unique operational risks

The operation of tankers has unique operational risks associated with the transportation of oil.  An oil spill may cause significant environmental damage, and a catastrophic spill could exceed the insurance coverage available. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers.

If Chevron is unable to adequately maintain or safeguard the Vessels, it may be unable to prevent these events. Any of these circumstances or events could negatively impact the Owners' business, financial condition and results of operations.

The Owners may not have adequate insurance

Under the terms of the Charters, Chevron bears all risks associated with the operation of the Vessels including the total loss of the Vessels. However, we cannot assure holders of the Term Notes that Chevron will adequately insure against all risks. For example, a catastrophic spill could exceed Chevron's insurance coverage and have a material adverse effect on their financial condition. In addition, Chevron may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and Chevron cannot guarantee that any particular claim will be paid. In the past, new and stricter  environmental regulations have led to higher costs for insurance covering environmental damage or pollution., and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover losses, the Owners may not be able to timely obtain a replacement ship in the event of a loss.

Operational risks and damage to the Vessels could adversely impact the Owners' performance

The Vessels and their cargo will be at risk of being damaged or lost because of events such as marine disasters, bad weather and other acts of God, business interruptions caused by mechanical failures, grounding, fire, explosions and collisions, human error, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, the payment of ransoms, environmental damage, higher insurance rates, damage to the Owners' customer relationships and market disruptions, delay or rerouting.

If the Vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. During the duration of the Chevron Charters, Chevron may have to pay drydocking costs that its insurance does not cover at all or in full. The loss of revenues while the Vessels are being repaired and repositioned may adversely affect Chevron's business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. Chevron or the Owners may be unable to find space at a suitable drydocking facility or the Vessels may be forced to travel to a drydocking facility that is not conveniently located relative to the Vessels' position. The loss of earnings while the Vessels are forced to wait for space or to travel to more distant drydocking facilities could result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the  Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

The Term Notes may not be as liquid as other securities with established trading markets, which may affect the value of the Term Notes and your ability to trade them.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 16, 2012, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.	Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2011, 2010 and 2009, and the balance sheet data as at December 31, 2011 and 2010 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2008 and 2007 and the selected balance sheet data as at December 31, 2009, 2008 and 2007 have been derived from audited financial statements of the Company not included herein.

	Year Ended December 31,
($'000s except per share data)	2011	2010	2009	2008	2007
Total operating revenues	3,555	7,662	6,124	6,961	7,876
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	38,931	48,667	69,512	79,686	89,470
Long term liabilities	28,577	38,103	57,783	68,039	78,009
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2011 and 2010.

($'000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	1,041	838	838	838
Expenses	(1,041)	(838)	(838)	(838)
Net income	-	-	-	-
2010
Operating revenues	1,477	4,113	1,042	1,030
Expenses	(1,477)	(4,113)	(1,042)	(1,030)
Net income	-	-	-	-

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

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

Interest income

(in thousands of $)	2011	2010

Interest income	3,533	4,638

Interest income decreased in 2011 compared to 2010 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. In April 2011, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2011	2010

Expenses reimbursed	22	3,024

General and administrative expenses, which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below. During 2010, we also billed to the Owners the make whole premium of $2.1 million for the early redemption of debt and fees of $0.9 million relating to the consent solicitation process. Refer to the discussion on other financial items below.

Interest expense

(in thousands of $)	2011	2010

Interest expense	(3,449)	(4,522)

Interest expense decreased in 2011 compared to 2010 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. In April 2010, we repaid a total principal amount of $9.5 million on the Term Notes.

Other financial items

(in thousands of $)	2011	2010

Other financial items	-	(3,011)

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

General and administrative expenses

(in thousands of $)	2011	2010

General and administrative expenses	(22)	(13)

General and administrative expenses, which comprise audit fees are billed to the Owners.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Interest income

(in thousands of $)	2010	2009

Interest income	4,638	6,097

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

General and administrative expenses

(in thousands of $)	2010	2009

General and administrative expenses	(13)	(27)

General and administrative expenses which comprise audit fees and other costs incurred by us are billed to the Owners.

Administrative expenses decreased in 2010 compared to 2009 primarily due to the decrease in administrative expenses in CalPetro Bahamas III following the sale of the Front Voyager in April 2010.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Tabular disclosure of contractual obligations

As at December 31, 2011, we had the following contractual obligations and commitments:

(in $'000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Notes	9,526	19,052	9,525	-	38,103
Interest on Term Notes	2,841	3,246	406	-	6,493
Total contractual obligations	12,367	22,298	9,931	-	44,596

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors"

Quantitative information about the instruments as at December 31, 2011 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

(in thousands of $) Scheduled payment date
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
38,103

The outstanding amount of Term Notes at December 31, 2011 was $38.1 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation (the "Company") as of December 31, 2011 and December 31, 2010 and the related statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2011 and December 31, 2010, the results of its operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

 /s/ PricewaterhouseCoopers AS

 PricewaterhouseCoopers AS
Oslo, Norway
March 16, 2012

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2011 and 2010
(in thousands of US$)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	812	1,014
Other current assets	15	23
Total current assets	10,354	10,564
Term Loans receivable, less current portion	28,311	37,753
Deferred charges	266	350
Total assets	38,931	48,667

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	812	1,014
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	15	23
Total current liabilities	10,353	10,563
Term Notes payable, less current portion	28,577	38,103
Total liabilities	38,930	48,666
Equity
Share capital	1	1
Total liabilities and equity	38,931	48,667

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2011, 2010 and 2009
(in thousands of US$)

	2011	2010	2009
Revenue
Interest income	3,533	4,638	6,097
Expenses reimbursed	22	3,024	27
Total operating revenues	3,555	7,662	6,124

Expenses
General and administrative expenses	(22)	(13)	(27)
Amortization of debt issue costs	(84)	(116)	(88)
Other financial items	-	(3,011)	-
Interest expense	(3,449)	(4,522)	(6,009)
	(3,555)	(7,662)	(6,124)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(in thousands of US$)

	2011	2010	2009
Net income	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred charges	84	116	88
Changes in operating assets and liabilities:
Interest receivable	202	435	213
Other current assets	8	1	9
Accrued interest	(202)	(435)	(213)
Other current liabilities	(8)	(1)	(9)
Net cash provided by operating activities	84	116	88
Cash flows from investing activities
Collections on Term Loans	9,442	20,294	9,882
Net cash provided by investing activities	9,442	20,294	9,882
Cash flows from financing activities
Repayments of Term Notes	(9,526)	(20,410)	(9,970)
Net cash used in financing activities	(9,526)	(20,410)	(9,970)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	3,651	4,927	6,222

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full over four years.

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

On October 3, 2011, pursuant to the Collateral Trust Agreement, excess funds held by the Trustee in the amount of $6.7 million allocable to CalPetro Tankers (Bahamas III) Limited became available for release from the relevant trust account as a result of sufficient funds remaining on deposit at the Trustee for the payment in full of principal and interest on the Term Notes as they become due and were released to CalPetro Tankers (Bahamas III) Limited on the same date. CalPetro Tankers (Bahamas III) Limited paid a dividend of $6.7 million on December 15, 2011.

5.           DEFERRED CHARGES

(in thousands of $)	2011	2010
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,134)	(3,050)
	266	350

6.           TERM NOTES

(in thousands of $)	2011	2010
8.52% Term Notes due 2015	38,103	47,629
Total debt	38,103	47,629
Less: short-term portion	(9,526)	(9,526)
	28,577	38,103

The outstanding debt as of December 31, 2011 is repayable as follows:

(in thousands of $)
2012	9,526
2013	9,526
2014	9,526
2015	9,525
38,103

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

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2011 and 2010, the Company was in compliance with these covenants.

As of December 31, 2011, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	2011	2010
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at December 31, 2011 and 2010 are as follows:

(in thousands of $)	2011 Fair Value	2011 Carrying Value	2010 Fair Value	2010 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	36,544	37,837	48,901	47,279
8.52% Term Notes due 2015	36,801	38,103	49,263	47,629

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	2011 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	-	-
Term Loans	36,544	-	36,544	-
Financial liabilities:
8.52% Term Notes due 2015	36,801	-	36,801	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans is based on the quoted market prices of the Term Notes.

At December 31, 2011, the estimated fair values of the 8.52% Term Notes are based on the market price achieved in the last significant trading of the notes, adjusted for movements in the fixed income markets up to the year end (level two per ASC Topic 820). At December 31, 2010, the estimated fair value of the 8.52% Term Notes was disclosed as level one per ASC Topic 820 as it was based on quoted market prices. Trading of these notes was less active during 2011 and the Company now considers these to level two.

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

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2011.

The annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit non-accelerated filers to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company does not have any employees. The following table sets forth the name, age and principal position with the Company of each of its directors and executive officers.

Name	Age	Position with Company
Frank B. Bilotta Timothy O'Connor Christopher Thompson	51 40 43	Director, President, Treasurer and Assistant Secretary Director, Secretary, Vice President and Assistant Treasurer Director, Vice President, Assistant Secretary and Assistant Treasurer

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

The following table provides information as of March 16, 2012 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 16, 2012.

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

The following table summarizes fees we have paid to our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2011	2010
Audit fees (1)	$22,300	$13,100
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$22,300	$13,100

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

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Operations and Retained Earnings for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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
101

The following materials from California Petroleum Transportation Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010; (ii) Statements of Operations and Retained Earnings for the years ended December 31, 2011, 2010 and 2009; (iii) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to Financial Statements. **

*	Filed herewith
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

California Petroleum Transport Corporation
(Registrant)

Date	March 16, 2012	By	/s/ Frank B. Bilotta
Frank B. Bilotta
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 16, 2012	By	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer

Date	March 16, 2012	By	/s/ Timothy O'Connor
Timothy O'Connor
Director