Form 10-Q
period 2012-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2012-05-11
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[X ] Yes  [_] No

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 11, 2012

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

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC's petroleum production levels and world wide oil consumption and storage, changes in the Company's operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission, or the Commission.

We caution readers of this report not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward looking statements. Please see our Risk Factors in Item 3 of our annual report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of these and other risks and uncertainties.

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at March 31, 2012 and December 31, 2011
(in thousands of US$)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	1,623	812
Other current assets	11	15
Total current assets	11,161	10,354
Term Loans receivable, less current portion	28,332	28,311
Deferred charges	245	266
Total assets	39,738	38,931

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	1,623	812
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	11	15
Total current liabilities	11,160	10,353
Term Notes payable, less current portion	28,577	28,577
Total liabilities	39,737	38,930
Equity
Share capital	1	1
Total liabilities and equity	39,738	38,931

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2012 and 2011
 (in thousands of US$)

	Three month period ended March 31,
	2012	2011
Revenue
Interest income	833	1,036
Expenses reimbursed	6	5
Net operating revenues	839	1,041
Expenses
General and administrative expenses	(6)	(5)
Amortization of debt issue costs	(21)	(21)
Interest expense	(812)	(1,015)
Total operating expenses	(839)	(1,041)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011
 (in thousands of US$)

	Three month period ended March 31,
	2012	2011

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	21	21
Amortization of issue discount on loan receivable	(21)	(21)
Changes in operating assets and liabilities:
Interest receivable	811	1,015
Other current assets	4	(3)
Accrued interest	(811)	(1,015)
Other current liabilities	(4)	3
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Repayment of Term Notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company's only source of funds with respect to the Term Notes is the payment of the principal and interest on the Term Loans by the Owners. The Company does not have any other source of capital for payment of the Term Notes. The Owners' only sources of funds with respect to their obligations to the Company are the payments by Chevron. The Owners do not have any other source of capital for payment of the Term Loans.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(e)           Other Comprehensive Income

The Company does not have any Other Comprehensive Income.

(f)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the first quarter of 2012 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

5.	DEFERRED CHARGES

(in thousands of $)	March 31, 2012	December 31, 2011
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,155)	(3,134)
	245	266

6.	TERM NOTES

(in thousands of $)	March 31, 2012	December 31, 2011
8.52% Term Notes due 2015	38,103	38,103
Less: short-term portion	(9,526)	(9,526)
	28,577	28,577

The outstanding debt as of March 31, 2011 is repayable as follows:

(in thousands of $)
2012	9,526
2013	9,526
2014	9,526
2015	9,525
Total debt	38,103

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2012, the Company was in compliance with these covenants.

As of March 31, 2012, the effective interest rate for the Term Notes of the Company was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	March 31, 2012	December 31, 2011
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

8.	FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	36,815	37,837	36,544	37,837
8.52% Term Notes due 2015	37,074	38,103	36,801	38,103

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans is based on the quoted market prices of the Term Notes.

At March 31, 2012 and December 31, 2011, the estimated fair values of the 8.52% Term Notes are based on the market price achieved in the last significant trading of the notes.

Concentrations of risk

The Company's only source of funds for the repayment of the principal and interest on the Term Notes are the repayments from the Owners. The Owners only source of funds for the repayment of the principal and interest on the Term Loans due to the Company is the charterhire payments from Chevron as well as investment income and the proceeds, if any, from the sale of any of the Vessels. Accordingly, the Company's ability to service its obligations on the Term Notes is wholly dependent upon the financial condition, results of operations and cash flows from the Owners.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three month periods ended March 31, 2012 and 2011.

Interest income

(in thousands of $)	2012	2011
Interest income	833	1,036

Interest income decreased in the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

(in thousands of $)	2012	2011

Expenses reimbursed	6	5

General and administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on general and administrative expenses below.

Interest expense

(in thousands of $)	2012	2011
Interest expense	812	1,015

The decrease in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 is consistent with expectations resulting from the interest being charged on a lower principal balance.

General and administrative expenses

(in thousands of $)	2012	2011

General and administrative expenses	(6)	(5)

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011.

Quantitative information about market risk instruments as of March 31, 2012 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2012	9,526
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	38,103

The outstanding amount of Term Notes as of March 31, 2012 was $38.1 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2011, which was filed with the Commission on March 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

4.6*
Amendment No. 2 to Management and Remarketing Agreement between CalPetro Tankers (Bahamas III) Limited and Frontline Ltd. dated as of April 8, 2010 (filed April 29, 2010 as Exhibit 4.6 on Form 20-F, Commission File No. 33-79220).

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

California Petroleum Transport Corporation (Registrant)

Date: May 11, 2012	By:	/s/ Frank B. Bilotta
Frank B. Bilotta
Director, President and Treasurer