Form 10-Q
period 2012-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2012-08-09
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 9, 2012

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at June 30, 2012 and December 31, 2011
(in thousands of US$)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	609	812
Other current assets	11	15
Total current assets	10,147	10,354
Term Loans receivable, less current portion	18,827	28,311
Deferred charges	224	266
Total assets	29,198	38,931

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	609	812
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	11	15
Total current liabilities	10,146	10,353
Term Notes payable, less current portion	19,051	28,577
Total liabilities	29,197	38,930
Equity
Share capital	1	1
Total liabilities and equity	29,198	38,931

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2012 and 2011

(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011
Revenue
Interest income	629	832	1,462	1,868
Expenses reimbursed	7	6	13	11
Net operating revenues	636	838	1,475	1,879
Expenses
General and administrative expenses	(7)	(6)	(13)	(11)
Amortization of debt issue costs	(21)	(21)	(42)	(42)
Interest expense	(608)	(811)	(1,420)	(1,826)
Total operating expenses	(636)	(838)	(1,475)	(1,879)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011
 (in thousands of US$)

	Six month period ended June 30,
	2012	2011

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	42	42
Amortization of issue discount on loan receivable	(42)	(42)
Changes in operating assets and liabilities:
Interest receivable	203	202
Other current assets	3	12
Accrued interest	(203)	(202)
Other current liabilities	(3)	(12)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	9,526	9,526
Net cash provided by investing activities	9,526	9,526
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(9,526)
Net cash used in financing activities	(9,526)	(9,526)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	1,623	2,028

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

(e)           Other Comprehensive Income

The Company does not have any Other Comprehensive Income.

(f)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the six months ended June 30,  2012 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

4.         TERM LOANS COLLATERAL (continued)

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

5.	DEFERRED CHARGES

(in thousands of $)	June 30, 2012	December 31, 2011
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,176)	(3,134)
	224	266

6.	TERM NOTES

(in thousands of $)	June 30, 2012	December 31, 2011
8.52% Term Notes due 2015	28,577	38,103
Less: short-term portion	(9,526)	(9,526)
	19,051	28,577

The outstanding debt as of June 30, 2012 is repayable as follows:

(in thousands of $)
2013	9,526
2014	9,526
2015	9,525
Total debt	28,577

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30 , 2012, the Company was in compliance with these covenants.

As of June 30, 2012, the effective interest rate for the Term Notes of the Company was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	June 30, 2012	December 31, 2011
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

8.	FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	27,927	28,353	36,544	37,837
8.52% Term Notes due 2015	28,148	28,577	36,801	38,103

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans is based on the quoted market prices of the Term Notes.

Term Notes - the estimated fair values of the 8.52% Term Notes are based on the market price achieved in the last significant trading of the Notes adjusted for movements in the fixed income markets up to the period end (level two per ASC Topic 820).

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and six months ended June 30, 2012 and June 30, 2011.

Interest income

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2012	2011	2012	2011

Interest income	629	832	1,462	1,868

Interest income decreased in the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2012, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Interest income has decreased in the three months ended June 30, 2012 compared to the same period in 2011 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2012	2011	2012	2011

Interest expense	608	811	1,420	1,826

The decrease in interest expense for the six months ended June 30, 2012 compared to the same period in 2011 is primarily due to a decrease in the principal balance of Term Notes payable. On April 1, 2012, we repaid a total principal amount of $9.5 million on the Term Notes.

The decrease in interest expense for the three months ended June 30, 2012 compared to the same period in 2011 is in line with expectations resulting from the interest being charged on a lower principal balance.

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

Quantitative information about market risk instruments as of June 30, 2012 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	28,577

The outstanding amount of Term Notes as of June 30, 2012 was $28.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS**	XBRL	Instance Document

101.	SCH**	XBRL	Taxonomy Extension Schema

101.	CAL**	XBRL	Taxonomy Extension Schema Calculation Linkbase

101.	LAB**	XBRL	Taxonomy Extension Schema Label Linkbase

101	DEF**	XBRL	Taxonomy Extension Definition Linkbase

101.	PRE**	XBRL	Taxonomy Extension Schema Presentation Linkbase

*	Incorporated by reference to the filing indicated.

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

California Petroleum Transport Corporation (Registrant)

Date: August 9, 2012	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer