Form 10-Q
period 2012-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2012-11-08
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 8, 2012

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

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at September 30, 2012 and December 31, 2011
(in thousands of US$)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans receivable	9,526	9,526
Interest receivable	1,217	812
Other current assets	18	15
Total current assets	10,762	10,354
Term Loans receivable, less current portion	18,847	28,311
Deferred charges	204	266
Total assets	29,813	38,931

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	1,217	812
Current portion of Term Notes payable	9,526	9,526
Other current liabilities	18	15
Total current liabilities	10,761	10,353
Term Notes payable, less current portion	19,051	28,577
Total liabilities	29,812	38,930
Equity
Share capital	1	1
Total liabilities and equity	29,813	38,931

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2012 and 2011

(in thousands of US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2012	2011	2012	2011
Revenue
Interest income	629	832	2,091	2,700
Expenses reimbursed	8	6	21	17
Net operating revenues	637	838	2,112	2,717

General and administrative expenses	(8)	(6)	(21)	(17)
Amortization of debt issue costs	(20)	(21)	(62)	(63)
Interest expense	(609)	(811)	(2,029)	(2,637)
Total operating expenses	(637)	(838)	(2,112)	(2,717)
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011
 (in thousands of US$)

	Nine month period ended September 30,
	2012	2011

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	62	63
Amortization of issue discount on loan receivable	(62)	(63)
Changes in operating assets and liabilities:
Interest receivable	(405)	(609)
Other current assets	(3)	6
Accrued interest	405	609
Other current liabilities	3	(6)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	9,526	9,526
Net cash provided by investing activities	9,526	9,526
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(9,526)
Net cash used in financing activities	(9,526)	(9,526)
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	1,624	2,028

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

(e)           Other Comprehensive Income

The Company does not have any Other Comprehensive Income.

(f)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in the nine months ended September 30,  2012 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

5.	DEFERRED CHARGES

(in thousands of $)	September 30, 2012	December, 31, 2011
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,196)	(3,134)
	204	266

6.	TERM NOTES

(in thousands of $)	September 30, 2012	December 31, 2011
8.52% Term Notes due 2015	28,577	38,103
Less: short-term portion	(9,526)	(9,526)
	19,051	28,577

The outstanding debt as of September 30, 2012 is repayable as follows:

(in thousands of $)
2013	9,526
2014	9,526
2015	9,525
Total debt	28,577

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2012, the Company was in compliance with these covenants.

As of September 30, 2012, the effective interest rate for the Term Notes of the Company was 8.52%.

7.	SHARE CAPITAL

(in thousands of $)	September 30, 2012	December 31, 2011
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

California Petroleum Transport Corporation
Notes to the unaudited financial statements (continued)

8.	FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
(in thousands of $)	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	26,698	28,373	36,544	37,837
8.52% Term Notes due 2015	26,891	28,577	36,801	38,103

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine months ended September 30, 2012 and September 30, 2011.

Interest income

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2012	2011	2012	2011

Interest income	629	832	2,091	2,700

Interest income decreased in the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2012, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Interest income has decreased in the three months ended September 30, 2012 compared to the same period in 2011 as a result of loan repayments during the year. The decrease is in line with expectations.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2012	2011	2012	2011

Interest expense	609	811	2,029	2,637

The decrease in interest expense for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily due to a decrease in the principal balance of Term Notes payable. On April 1, 2012, we repaid a total principal amount of $9.5 million on the Term Notes.

The decrease in interest expense for the three months ended September 30, 2012 compared to the same period in 2011 is in line with expectations resulting from the interest being charged on a lower principal balance.

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

Quantitative information about market risk instruments as of September 30, 2012 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	28,577

The outstanding amount of Term Notes as of September 30, 2012 was $28.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

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

California Petroleum Transport Corporation (Registrant)

Date: November 8, 2012	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)