Form 10-K
period 2012-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2013-03-18
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 302 5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 2013

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

We have no employees.

The Owners

Each of CalPetro Tankers (Bahamas I) Limited ("CalPetro Bahamas I"), CalPetro Tankers (Bahamas II) Limited ("CalPetro Bahamas II") and CalPetro Tankers (Bahamas III) Limited ("CalPetro Bahamas III"), was organized as a special purpose company under the laws of the Bahamas for the purpose of acquiring and chartering one of the Vessels. Similarly, CalPetro Tankers (IOM) Limited ("CalPetro IOM") was organized as a special purpose company under the laws of the Isle of Man for the purpose of acquiring and chartering one of the Vessels.  Each of the foregoing companies is also referred to in this document as an "Owner". Each Owner will only engage in the business of the ownership and chartering of its Vessel in addition to activities resulting from or incidental to such ownership and chartering. Each Owner is a majority-owned subsidiary of Frontline Ltd. (NYSE:FRO) or Frontline, an Oslo, London and New York Stock Exchange listed Bermuda company. None of the Owners are owned by, or are affiliated with us and neither we nor any Owner is owned by or is an affiliate of Chevron.

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

On April 21, 2005, one of the Owners, CalPetro Bahamas III received irrevocable notice from Chevron regarding the termination of its bareboat charter of the vessel Front Voyager pursuant to the terms of that charter and received from Chevron a termination fee in the amount of $5.05 million. On April 1, 2006, the Front Voyager was redelivered to its Owner who immediately delivered it to Front Voyager Inc., a wholly owned subsidiary of Frontline, to commence employment under the Front Voyager Charter for an initial two year period (the "Initial Period") which provided for prepaid charterhire of $5.05 million for the two years ended April 1, 2008. Front Voyager Inc. exercised options for two one year extensions and gave notice of termination on January 5, 2010 such that the charter terminated on April 1, 2010. As a result, Front Voyager Inc. paid a termination fee of $4.9 million to CalPetro Bahamas III. A Memorandum of Agreement, dated March 15, 2010, was signed regarding the sale of the Front Voyager for $8.3 million and delivery to the buyer occurred on April 8, 2010. Since the sale of Front Voyager, CalPetro Bahamas III continues to operate but will not actively engage in any business other than in connection with ongoing corporate affairs.

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

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes.  The oil tanker fleet is generally divided into the following four major types of vessels, based on vessel carrying capacity:

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

The factors affecting the supply and demand for tankers have been volatile and are outside of the Owners' control, and the nature, timing and degree of changes in industry conditions are unpredictable, including those discussed above. Continuing weak global economic conditions may reduce demand for transportation of oil over longer distances and increase supply of tankers to carry that oil, which may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

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

In addition, the continuing weak economic conditions affecting the United States and world economies may result in reduced consumption of oil products and a decreased demand for the Vessels and lower charter rates and may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

Acts of piracy on ocean-going vessels could adversely affect the Owners' business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia.   Although the frequency of sea piracy worldwide decreased during 2012 to its lowest level since 2009, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Gulf of Guinea, with drybulk vessels and tankers particularly vulnerable to such attacks.  If these piracy attacks result in regions in which the Vessels are deployed being characterized by insurers as "war risk" zones by insurers or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent Chevron employs onboard security guards, could increase in such circumstances.  Chevron may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on them.  In addition, detention hijacking as a result of an act of piracy against the Vessels, or an increase in cost, or unavailability of insurance for the Vessels, may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the  Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

World events could affect the Owners' results of operations and financial condition.

Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, including Libya, and the presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect the Owners' ability to obtain additional financing on terms acceptable to them or at all. In the past, political conflicts have also resulted in attacks on vessels, a very large crude carrier not related to the Owners, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia.

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

 The Chevron Charters are bareboat charters and, from time to time, the Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the United States government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies, such as the Owners, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In addition, on May 1, 2012, President Obama signed Executive Order 13608 which prohibits foreign persons from violating or attempting to violate, or causing a violation of any sanctions in effect against Iran or facilitating any deceptive transactions for or on behalf of any person subject to U.S. sanctions. Any persons found to be in violation of Executive Order 13608 will be deemed a foreign sanctions evader and will be banned from all contacts with the United States, including conducting business in U.S. dollars. Also in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012, or the Iran Threat Reduction Act, which created new sanctions and strengthened existing sanctions. Among other things, the Iran Threat Reduction Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector. The Iran Threat Reduction Act also includes a provision requiring the President of the United States to impose five or more sanctions from Section 6(a) of the Iran Sanctions Act, as amended, on a person the President determines is a controlling beneficial owner of, or otherwise owns, operates, or controls or insures a vessel that was used to transport crude oil from Iran to another country and (1) if the person is a controlling beneficial owner of the vessel, the person had actual knowledge the vessel was so used or (2) if the person otherwise owns, operates, or controls, or insures the vessel, the person knew or should have known the vessel was so used. Such a person could be subject to a variety of sanctions, including exclusion from U.S. capital markets, exclusion from financial transactions subject to U.S. jurisdiction, and exclusion of that person's vessels from U.S. ports for up to two years.

Although we believe that the Owners have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that the Owners will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Owners. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because the Owners do business with companies that do business in sanctioned countries. Moreover, Chevron may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve the Owners or the Vessels, and those violations could in turn negatively affect the Owners' reputation and the market value of the Term Notes. Investor perception of the value of our Term Notes may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

The Owners' operations will be subject to numerous laws and regulations, in the form of international conventions and treaties, national, state and local laws, and national and international regulations in force in the jurisdictions in which the Vessels operate or are registered, which can significantly affect the ownership and operation of the Vessel. These requirements include, but are not limited to, European Union regulations, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Clean Air Act, the U.S. Clean Water Act, the International Maritime Organization, or IMO, International Convention on Civil Liability for Oil Pollution Damage of 1969, generally referred to as CLC, the IMO International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Prevention of Pollution from Ships of 1975, generally referred to as MARPOL, the IMO International Convention for the Safety of Life at Sea of 1974, generally referred to as SOLAS, the IMO International Convention on Load Lines of 1966  and the U.S. Maritime Transportation Security Act of 2002.  Compliance with such laws and regulations, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of the Vessels.  Compliance with such laws and regulations may require us to obtain certain permits or authorizations prior to commencing operations.  Failure to obtain such permits or authorizations could materially impact the Owners' business results of operations and financial conditions by delaying or limiting the Owners' ability to accept charterers.  The Owners may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of the Owners' ability to address pollution incidents.  Additionally, we cannot predict the cost of compliance with any new regulations that may be promulgated as a result of the 2010 BP plc Deepwater Horizon oil spill in the Gulf of Mexico.  These costs could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition and the Owners' available cash.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of the Owners' operations.  Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability, without regard to whether the Owners were negligent or at fault.  Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil in U.S. waters, including the 200-nautical mile exclusive economic zone around the United States.  An oil spill could also result in significant liability, including fines, penalties, criminal liability and remediation costs for natural resource damages under other international and U.S. Federal, state and local laws, as well as third-party damages, including punitive damages, and could harm the Owners' reputation with current or potential charterers of the tankers.  The Owners will be required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents.  Although the Owners' technical manager will arrange for insurance to cover the Vessels with respect to certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on the Owners' business, financial condition, results of operations and cash flows.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 18, 2013, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.	Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2012, 2011 and 2010, and the balance sheet data as at December 31, 2012 and 2011 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2009 and 2008 and the selected balance sheet data as at December 31, 2010, 2009 and 2008 have been derived from audited financial statements of the Company not included herein.

	Year Ended December 31,
($'000s except per share data)	2012	2011	2010	2009	2008
Total operating revenues	2,748	3,555	7,662	6,124	6,961
Net income	-	-	-	-	-
Net income per share	-	-	-	-	-
Total assets	29,212	38,931	48,667	69,512	79,686
Long term liabilities	19,051	28,577	38,103	57,783	68,039
Cash dividends declared per share	-	-	-	-	-

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2012 and 2011.

($'000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	839	636	637	636
Expenses	(839)	(636)	(637)	(636)
Net income	-	-	-	-
2011
Operating revenues	1,041	838	838	838
Expenses	(1,041)	(838)	(838)	(838)
Net income	-	-	-	-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

Interest income

(in thousands of $)	2012	2011

Interest income	2,721	3,533

Interest income decreased in 2012 compared to 2011 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. In April 2012, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2012	2011

Expenses reimbursed	27	22

General and administrative expenses, which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2012	2011

Interest expense	(2,638)	(3,449)

Interest expense decreased in 2012 compared to 2011 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. We repaid total principal amounts of $9.5 million on the Term Notes in each of April 2011 and April 2012.

General and administrative expenses

(in thousands of $)	2012	2011

General and administrative expenses	(27)	(22)

General and administrative expenses, which comprise audit fees are billed to the Owners.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Interest income

(in thousands of $)	2011	2010

Interest income	3,533	4,638

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

Interest expense decreased in 2011 compared to 2010 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. In April 2010 and in April 2011, we repaid a total principal amount of $20.4 million and $9.5 million, respectively, on the Term Notes.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2012 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Tabular disclosure of contractual obligations

As at December 31, 2012, we had the following contractual obligations and commitments:

(in $'000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Term Notes	9,526	19,051	-	-	28,577
Interest on Term Notes	2,029	1,624	-	-	3,653
Total contractual obligations	11,555	20,675	-	-	32,230

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors"

Quantitative information about the instruments as at December 31, 2012 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

(in thousands of $) Scheduled payment date
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
28,577

The outstanding amount of Term Notes at December 31, 2012 was $28.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation (the "Company") as of December 31, 2012 and December 31, 2011 and the related statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2012 and December 31, 2011, the results of its operations and cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway
March 18, 2013

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2012 and 2011
(in thousands of US$)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans	9,526	9,526
Interest receivable	609	812
Other current assets	25	15
Total current assets	10,161	10,354
Term Loans, less current portion	18,868	28,311
Deferred charges	183	266
Total assets	29,212	38,931

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	609	812
Current portion of Term Notes	9,526	9,526
Other current liabilities	25	15
Total current liabilities	10,160	10,353
Term Notes, less current portion	19,051	28,577
Total liabilities	29,211	38,930
Equity
Share capital	1	1
Total liabilities and equity	29,212	38,931

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2012, 2011 and 2010
(in thousands of US$)

	2012	2011	2010
Revenue
Interest income	2,721	3,533	4,638
Expenses reimbursed	27	22	3,024
Total operating revenues	2,748	3,555	7,662

Expenses
General and administrative expenses	(27)	(22)	(13)
Amortization of debt issue costs	(83)	(84)	(116)
Other financial items	-	-	(3,011)
Interest expense	(2,638)	(3,449)	(4,522)
	(2,748)	(3,555)	(7,662)
Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
(in thousands of US$)

	2012	2011	2010
Net income	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred charges	83	84	116
Changes in operating assets and liabilities:
Interest receivable	203	202	435
Other current assets	(10)	8	1
Accrued interest	(203)	(202)	(435)
Other current liabilities	10	(8)	(1)
Net cash provided by operating activities	83	84	116
Cash flows from investing activities
Collections on Term Loans	9,443	9,442	20,294
Net cash provided by investing activities	9,443	9,442	20,294
Cash flows from financing activities
Repayments of Term Notes	(9,526)	(9,526)	(20,410)
Net cash used in financing activities	(9,526)	(9,526)	(20,410)
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	2,841	3,651	4,927

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2012 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full over three years.

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

5.           DEFERRED CHARGES

(in thousands of $)	2012	2011
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,217)	(3,134)
	183	266

6.           TERM NOTES

(in thousands of $)	2012	2011
8.52% Term Notes due 2015	28,577	38,103
Total debt	28,577	38,103
Less: short-term portion	(9,526)	(9,526)
	19,051	28,577

The outstanding debt as of December 31, 2012 is repayable as follows:

(in thousands of $)
2013	9,526
2014	9,526
2015	9,525
28,577

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

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2012 and 2011, the Company was in compliance with these covenants.

As of December 31, 2012, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	2012	2011
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at December 31, 2012 and 2011 are as follows:

(in thousands of $)	2012 Fair Value	2012 Carrying Value	2011 Fair Value	2011 Carrying Value

Cash and cash equivalents	1	1	1	1
Term Loans	27,883	28,394	36,544	37,837
Term Notes	28,063	28,577	36,801	38,103

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	2012 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	-	-
Term Loans	27,883	-	27,883	-
Financial liabilities:			-
Term Notes	28,063	-	28,063	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans is based on the quoted market prices of the Term Notes.

Term Notes – the estimated fair value of the Term Notes is based on the market price achieved in the last significant trading of the notes (level two per ASC Topic 820).

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

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

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

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation our management, including our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2012.

The annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit non-accelerated filers to provide only management's report in this annual report.

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

Name	Age	Position with Company
Damian A. Perez	34	President, Treasurer and Assistant Secretary
Frank B. Bilotta	52	Director, Vice President, Assistant Treasurer and Assistant Secretary
Timothy O'Connor	41	Director, Vice President, Assistant Treasurer and Assistant Secretary
Christopher Thompson	44	Director, Vice President, Assistant Treasurer and Assistant Secretary
John L. Fridlington	44	Secretary, Vice President and Assistant Secretary

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Damian A. Perez, serves as the Company's President, Treasurer and Assistant Secretary. Mr. Perez is Principal Executive Officer and Principal Financial Officer of the Company. Mr. Perez is a Principal at GSS and has served as its Vice President since January 2008.

Frank B. Bilotta, serves as the Company's Director, Vice President, Assistant Treasurer and Assistant Secretary. Mr. Bilotta served as the Company's President, Treasurer and Assistant Secretary from September 2009 to May 2012. Mr. Bilotta is a principal at GSS and has served as its President and Treasurer from August 2005 to April 2012. Mr. Bilotta served as Vice President of GSS from December 2001 to August 2005 and has served as Vice President of GSS from April 2012.

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

John L. Fridlington, serves as the Company's Secretary, Vice President and Assistant Secretary. Mr. Fridlington has served as Vice President of GSS since November 2004.

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

The following table provides information as of March 18, 2013 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 18, 2013.

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

The following table summarizes fees we have paid to our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2012	2011
Audit fees (1)	$26,700	$22,300
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$26,700	$22,300

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

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and 2011

Statements of Operations and Retained Earnings for the Years Ended December 31, 2012, 2011 and 2010

Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

California Petroleum Transport Corporation
(Registrant)

Date	March 18, 2013	By	/s/ Damian A. Perez
Damian A. Perez
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 18, 2013	By	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer

Date	March 18, 2013	By	/s/ Timothy O'Connor
Timothy O'Connor
Director