Form 10-Q
period 2013-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2013-05-09
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 9, 2013

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

We caution readers of this report not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward looking statements. Please see our Risk Factors in Item 3 of our annual report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of these and other risks and uncertainties.

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at March 31, 2013 and December 31, 2012
(in thousands of US$)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans	9,526	9,526
Interest receivable	1,217	609
Other current assets	16	25
Total current assets	10,760	10,161
Term Loans, less current portion	18,889	18,868
Deferred charges	162	183
Total assets	29,811	29,212

LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	1,217	609
Current portion of Term Notes	9,526	9,526
Other current liabilities	16	25
Total current liabilities	10,759	10,160
Term Notes, less current portion	19,051	19,051
Total liabilities	29,810	29,211
Equity
Share capital	1	1
Total liabilities and equity	29,811	29,212

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2013 and 2012
(in thousands of US$)

	Three month period ended March 31,
	2013	2012
Revenue
Interest income	630	833
Expenses reimbursed	6	6
Net operating revenues	636	839
Expenses
Administrative expenses	(6)	(6)
Amortization of debt issue costs	(21)	(21)
Interest expense	(609)	(812)
Total operating expenses	(636)	(839)
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012
 (in thousands of US$)

	Three month period ended March 31,
	2013	2012

Net income	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	21	21
Amortization of issue discount on loan receivable	(21)	(21)
Changes in operating assets and liabilities:
Interest receivable	(608)	811
Other current assets	9	4
Accrued interest	608	(811)
Other current liabilities	(9)	(4)
Net cash provided by operating activities	-	-
Cash flows from investing activities
Collections on Term Loans	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Repayment of Term Notes	-	-
Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	-	-

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2013 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

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

5.           DEFERRED CHARGES

(in thousands of $)	March 31, 2013	Dec 31, 2012
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,238)	(3,217)
	162	183

6.           TERM NOTES

(in thousands of $)	March 31, 2013	Dec 31, 2012
8.52% Term Notes due 2015	28,577	28,577
Total debt	28,577	28,577
Less: short-term portion	(9,526)	(9,526)
	19,051	19,051

The outstanding debt as of March 31, 2013 is repayable as follows:

(in thousands of $)
2013	9,526
2014	9,526
2015	9,525
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

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2013 and December 31, 2012, the Company was in compliance with these covenants.

As of March 31, 2013, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	March 31, 2013	Dec 31, 2012
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at March 31, 2013 and December 31, 2012 are as follows:

(in thousands of $)	March 31, 2013 Fair Value	March 31, 2013 Carrying Value	Dec 31, 2012 Fair Value	Dec 31, 2012 Carrying Value

Cash and cash equivalents	1	1	1	1
Term Loans	27,875	28,415	27,883	28,394
Term Notes	28,034	28,577	28,063	28,577

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	March 31, 2013 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	-	-
Term Loans	27,875	-	27,875	-
Financial liabilities:
Term Notes	28,034	-	28,034	-

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three month periods ended March 31, 2013 and 2012.

Interest income

(in thousands of $)	2013	2012
Interest income	630	833

Interest income decreased in the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

(in thousands of $)	2013	2012
Expenses reimbursed	6	6

Administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2013	2012
Interest expense	609	812

The decrease in interest expense for the three months ended March 31, 2013 compared to the same period in 2012 is consistent with expectations resulting from the interest being charged on a lower principal balance.

Administrative expenses

(in thousands of $)	2013	2012
Administrative expenses	(6)	(6)

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012.

Quantitative information about market risk instruments as of March 31, 2013 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2013	9,526
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	28,577

The outstanding amount of Term Notes as of March 31, 2013 was $28.6 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Commission on March 18, 2013.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS**	XBRL	Instance Document
101.	SCH**	XBRL	Taxonomy Extension Schema
101.	CAL**	XBRL	Taxonomy Extension Schema Calculation Linkbase
101.	LAB**	XBRL	Taxonomy Extension Schema Label Linkbase
101	DEF**	XBRL	Taxonomy Extension Definition Linkbase
101.	PRE**	XBRL	Taxonomy Extension Schema Presentation Linkbase

*	Incorporated by reference to the filing indicated.
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

California Petroleum Transport Corporation (Registrant)

Date: May 9, 2013	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)