Form 10-Q
period 2013-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2013-11-08
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 7, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at September 30, 2013 and December 31, 2012
(in thousands of US$)

	Sept 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	1	1
Current portion of Term Loans	9,526	9,526
Interest receivable	812	609
Other current assets	14	25
Total current assets	10,353	10,161
Term Loans, less current portion	9,405	18,868
Deferred charges	120	183
Total assets	19,878	29,212

LIABILITIES AND EQUITY
Current liabilities
Accrued interest	812	609
Current portion of Term Notes	9,526	9,526
Other current liabilities	14	25
Total current liabilities	10,352	10,160
Term Notes, less current portion	9,525	19,051
Total liabilities	19,877	29,211
Equity
Share capital	1	1
Total liabilities and equity	19,878	29,212

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month and nine month periods ended September 30, 2013 and 2012
(in thousands of US$)

	Three months ended Sept 30		Nine months ended Sept 30,
	2013	2012	2013	2012
Revenue
Interest income	427	629	1,483	2,091
Expenses reimbursed	3	8	12	21
Net operating revenues	430	637	1,495	2,112
Expenses
Administrative expenses	(3)	(8)	(12)	(21)
Amortization of debt issue costs	(21)	(20)	(63)	(62)
Interest expense	(406)	(609)	(1,420)	(2,029)
Total operating expenses	(430)	(637)	(1,495)	(2,112)
Net income	—	—	—	—
Retained earnings, beginning of period	—	—	—	—
Retained earnings, end of period	—	—	—	—

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012
(in thousands of US$)

	Nine month period ended Sept 30,
	2013	2012
Net income	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	63	62
Amortization of issue discount on loan receivable	(63)	(62)
Changes in operating assets and liabilities:
Interest receivable	(203)	(405)
Other current assets	11	(3)
Accrued interest	203	405
Other current liabilities	(11)	3
Net cash provided by operating activities	—	—
Cash flows from investing activities
Collections on Term Loans	9,526	9,526
Net cash provided by investing activities	9,526	9,526
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(9,526)
Net cash used in financing activities	(9,526)	(9,526)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	1,217	1,624

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

5.           DEFERRED CHARGES

(in thousands of $)	Sept 30, 2013	December 31, 2012
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,280)	(3,217)
	120	183

6.           TERM NOTES

(in thousands of $)	Sept 30, 2013	December 31, 2012
8.52% Term Notes due 2015	19,051	28,577
Total debt	19,051	28,577
Less: short-term portion	(9,526)	(9,526)
	9,525	19,051

The outstanding debt as of September 30, 2013 is repayable as follows:

(in thousands of $)
2014	9,526
2015	9,525
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

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2013 and December 31, 2012, the Company was in compliance with these covenants.

As of September 30, 2013, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	Sept 30, 2013	December 31, 2012
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at September 30, 2013 and December 31, 2012 are as follows:

(in thousands of $)	Sept 30, 2013 Fair Value	Sept 30, 2013 Carrying Value	Dec 31, 2012 Fair Value	Dec 31, 2012 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	18,439	18,931	27,883	28,394
Term Notes	18,556	19,051	28,063	28,577

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	Sept 30, 2013 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	18,439	—	18,439	—
Financial liabilities:
Term Notes	18,556	—	18,556	—

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine month periods ended September 30, 2013 and 2012.

Interest income

	Three months ended Sept 30		Nine months ended Sept 30
(in thousands of $)	2013	2012	2013	2012
Interest income	427	629	1,483	2,091

Interest income decreased in the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in the principal balance of Term Loans receivable. On April 1, 2013, the Owners repaid a total principal amount of $9.5 million on the Term Loans

Interest income decreased in the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

	Three months ended Sept 30		Nine months ended Sept 30
(in thousands of $)	2013	2012	2013	2012
Expenses reimbursed	3	8	12	21

Administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on administrative expenses below.

Interest expense

	Three months ended Sept 30		Nine months ended Sept 30
(in thousands of $)	2013	2012	2013	2012
Interest expense	(406)	(609)	(1,420)	(2,029)

The decrease in interest expense for the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to a decrease in the principal balance of Term Notes payable. On April 1, 2013, we repaid a total principal amount of $9.5 million on the Term Notes.

The decrease in interest expense for the three months ended September 30, 2013 compared to the same period in 2012 is consistent with expectations resulting from the interest being charged on a lower principal balance.

Administrative expenses

	Three months ended Sept 30		Nine months ended Sept 30
(in thousands of $)	2013	2012	2013	2012
Administrative expenses	(3)	(8)	(12)	(21)

The decrease in administrative expenses for the nine months and three months ended September 30, 2013 compared to the same periods in 2012 is primarily due to a decrease in audit fees.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Term Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2013 and December 31, 2012, the Company was in compliance with these covenants.

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

Quantitative information about market risk instruments as of September 30, 2013 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	19,051

The outstanding amount of Term Notes as of September 30, 2013 was $19.1 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15

(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

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

California Petroleum Transport Corporation (Registrant)

Date: November 7, 2013	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)