Form 10-Q/A
period 2013-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2013-11-08
CIK 923649

FORM 10-Q/A
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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 7, 2013

1,000 shares Common Stock, $1.00 par value per share

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 originally filed with the Securities and Exchange Commission on November 8, 2013 ("Q3 10Q"), is being filed solely for the purpose of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Due to a transmission error this Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Q3 10Q, or reflect any events that have occurred after the Q3 10Q was originally filed.

PART II - OTHER INFORMATION
Item 6 – Exhibits

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