Form 10-K
period 2013-12-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2014-03-25
CIK 923649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

114 West 47th Street, Suite 2310, New York, New York 10036
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(212) 302 5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2014

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

If the tanker industry, which historically has been cyclical and volatile, continues to be depressed or declines further in the future, the revenues, earnings and available cash flow of the Owners may be adversely affected

Historically, the tanker industry has been highly cyclical, with volatility in profitability, charter rates and asset values resulting from changes in the supply of, and demand for, tanker capacity. After reaching highs during the summer of 2008, charter rates for crude oil carriers fell dramatically in connection with the commencement of the global financial crisis and current rates continue to remain at relatively low levels compared to the rates achieved in the years preceding the global financial crisis. Fluctuations in charter rates and tanker values result from changes in the supply of and demand for tanker capacity and changes in the supply of and demand for oil and oil products. These factors may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners. The charter rates payable under any renewal or replacement charter the Owners enter into for the Vessels will depend on, among other things, economic conditions in the tanker market and we cannot guarantee that any renewal or replacement charter the Owners enter into will be sufficient to allow them to operate the Vessels profitably.

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

The factors affecting the supply and demand for tankers have been volatile and are outside of the Owners' control, and the nature, timing and degree of changes in industry conditions are unpredictable, including those discussed above. While market conditions have improved, continued volatility may reduce demand for transportation of oil over longer distances and increase supply of tankers to carry that oil, which may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

The international tanker industry has experienced volatile charter rates and vessel values and there can be no assurance that these charter rates and vessel values will return to their previous levels

Charter rates in the tanker industry are volatile. We anticipate that future demand for the Vessels, and in turn their future charter rates, will be dependent upon economic growth in the world's economies, as well as seasonal and regional changes in demand and changes in the capacity of the world's fleet. We believe the charter rates that were paid prior to 2008 were the result of economic growth in the world economies that exceeded growth in global vessel capacity. Since 2008 charter rates have been volatile, and there can be no assurance that economic growth will not stagnate or decline leading to a further decrease in vessel values and charter rates. In the event of a further decline in vessel values and charter rates, and should the Owners default on payment of the interest and principal on the Term Loans due to us, the value of collateral to the Term Loans may be insufficient to repay the Term Notes.

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

Acts of piracy on ocean-going vessels could adversely affect the Owners' business

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide decreased during 2013 to its lowest level since 2007, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Gulf of Guinea, with drybulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which the Vessels are deployed being characterized by insurers as "war risk" zones by insurers or Joint War Committee "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent Chevron employs onboard security guards, could increase in such circumstances. Chevron may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on them. In addition, detention hijacking as a result of an act of piracy against the Vessels, or an increase in cost, or unavailability of insurance for the Vessels, may result in loss of revenues, increased costs and decreased cash flows to Chevron, which could impair Chevron's ability to make payments to the Owners under the Chevron Charters and could lead to a default in payment under the Term Loans by the Owners.

World events could affect the Owners' results of operations and financial condition

Continuing conflicts and recent developments in the Middle East and North Africa and the presence of United States and other armed forces in Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect the Owners' ability to obtain additional financing on terms acceptable to them or at all. In the past, political conflicts have also resulted in attacks on vessels, a very large crude carrier not related to the Owners, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia.

Any of these occurrences, or the perception that any of the vessels owned by the Owners is a potential terrorist target, could have a material adverse impact on the Owners' business, financial condition and results of operations, which in turn could lead to defaults in payment of the Term Loans due to us.

If the Vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect the Owners' reputation and the market for the Owners' common stock

The Chevron Charters are bareboat charters and, from time to time, the Vessels may call on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and countries identified by the United States government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. With effect from July 1, 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies, such as the Owners, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In addition, on May 1, 2012, President Obama signed Executive Order 13608 which prohibits foreign persons from violating or attempting to violate, or causing a violation of any sanctions in effect against Iran or facilitating any deceptive transactions for or on behalf of any person subject to U.S. sanctions. Any persons found to be in violation of Executive Order 13608 will be deemed a foreign sanctions evader and will be banned from all contacts with the United States, including conducting business in U.S. dollars. Also in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012, or the Iran Threat Reduction Act, which created new sanctions and strengthened existing sanctions. Among other things, the Iran Threat Reduction Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector. The Iran Threat Reduction Act also includes a provision requiring the President of the United States to impose five or more sanctions from Section 6(a) of the Iran Sanctions Act, as amended, on a person the President determines is a controlling beneficial owner of, or otherwise owns, operates, or controls or insures a vessel that was used to transport crude oil from Iran to another country and (1) if the person is a controlling beneficial owner of the vessel, the person had actual knowledge the vessel was so used or (2) if the person otherwise owns, operates, or controls, or insures the vessel, the person knew or should have known the vessel was so used. Such a person could be subject to a variety of sanctions, including exclusion from U.S. capital markets, exclusion from financial transactions subject to U.S. jurisdiction, and exclusion of that person's vessels from U.S. ports for up to two years.

On November 24, 2013, the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) entered into an interim agreement with Iran entitled the “Joint Plan of Action” (“JPOA”). Under the JPOA it was agreed that, in exchange for Iran taking certain voluntary measures to ensure that its nuclear program is used only for peaceful purposes, the U.S. and EU would voluntarily suspend certain sanctions for a period of six months. On January 20, 2014, the U.S. and E.U. indicated that they would begin implementing the temporary relief measures provided for under the JPOA. These measures include, among other things, the suspension of certain sanctions on the Iranian petrochemicals, precious metals, and automotive industries from January 20, 2014 until July 20, 2014.

Although we believe that the Owners have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that the Owners will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impart our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Owners. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, the Owners may adversely affect the market value of the Term Notes. Moreover, Chevron may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve the Owners or the Vessels, and those violations could in turn negatively affect the Owners' reputation and the market value of the Term Notes. Investor perception of the value of our Term Notes may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce the Owners' net cash flows and net income

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.

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

We are subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the Owners' business, results of operations and financial condition at the expiration of the Charters

The Owners' operations will be subject to numerous laws and regulations, in the form of international conventions and treaties, national, state and local laws, and national and international regulations in force in the jurisdictions in which the Vessels operate or are registered, which can significantly affect the ownership and operation of the Vessel. These requirements include, but are not limited to, European Union regulations, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Clean Air Act, the U.S. Clean Water Act, the International Maritime Organization, or IMO, International Convention on Civil Liability for Oil Pollution Damage of 1969, generally referred to as CLC, the IMO International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Prevention of Pollution from Ships of 1973, generally referred to as MARPOL, the IMO International Convention for the Safety of Life at Sea of 1974, generally referred to as SOLAS, the IMO International Convention on Load Lines of 1966 and the U.S. Maritime Transportation Security Act of 2002. Compliance with such laws and regulations, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of the Vessels. Compliance with such laws and regulations may require us to obtain certain permits or authorizations prior to commencing operations. Failure to obtain such permits or authorizations could materially impact the Owners' business results of operations and financial conditions by delaying or limiting the Owners' ability to accept charterers. The Owners may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of the Owners' ability to address pollution incidents. Additionally, we cannot predict the cost of compliance with any new regulations that may be promulgated as a result of the 2010 BP plc Deepwater Horizon oil spill in the Gulf of Mexico. These costs could have a material adverse effect on the Owners' business, results of operations, cash flows and financial condition and the Owners' available cash.

The IMO adopted an International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. If mid-ocean ballast exchange is made mandatory, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

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

The Term Notes may not be as liquid as other securities with established trading markets, which may affect the value of the Term Notes and your ability to trade them

The Term Notes are not listed on any national securities exchange and have no established trading market. Consequently, the Term Notes could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar notes and warrants, and our financial performance. The placement agents for the Term Notes currently make a market for them, but are not obligated to do so and may discontinue their market making activity at any time. In addition, their market making activity is subject to the limits imposed by the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. We cannot assure you that an active trading market will exist for the Term Notes or that any market for the Term Notes will be liquid.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 25, 2014, there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.	Selected Financial Data

The selected statement of operations and retained earnings data of the Company with respect to the fiscal years ended December 31, 2013, 2012 and 2011, and the balance sheet data as at December 31, 2013 and 2012 have been derived from the Company's audited financial statements included herein and should be read in conjunction with such statements and the notes thereto. The selected statement of operations and retained earnings data with respect to the fiscal years ended December 31, 2010 and 2009 and the selected balance sheet data as at December 31, 2011, 2010 and 2009 have been derived from audited financial statements of the Company not included herein.

	Year Ended December 31,
($'000s except per share data)	2013	2012	2011	2010	2009
Total operating revenues	1,930	2,748	3,555	7,662	6,124
Net income	—	—	—	—	—
Net income per share	—	—	—	—	—
Total assets	19,473	29,212	38,931	48,667	69,512
Long term liabilities	9,525	19,051	28,577	38,103	57,783
Cash dividends declared per share	—	—	—	—	—

The following table sets forth a summary of quarterly unaudited results of operations for the years ended December 31, 2013 and 2012.

($'000s)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	636	429	430	435
Expenses	(636)	(429)	(430)	(435)
Net income	—	—	—	—
2012
Operating revenues	839	636	637	636
Expenses	(839)	(636)	(637)	(636)
Net income	—	—	—	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Interest income

(in thousands of $)	2013	2012
Interest income	1,910	2,721

Interest income decreased in 2013 as compared to 2012 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. In April 2013 and 2012 , the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2013	2012
Expenses reimbursed	20	27

General and administrative expenses, which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2013	2012
Interest expense	(1,826)	(2,638)

Interest expense decreased in 2013 as compared to 2012 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. We repaid total principal amounts of $9.5 million on the Term Notes in each of April 2012 and April 2013.

General and administrative expenses

(in thousands of $)	2013	2012
General and administrative expenses	(20)	(27)

General and administrative expenses, which comprise audit fees are billed to the Owners.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Interest income

(in thousands of $)	2012	2011
Interest income	2,721	3,533

Interest income decreased in 2012 as compared to 2011 primarily due to a decrease in the outstanding principal balance on the Term Loans receivable. In April 2012 and 2011, the Owners repaid a total principal amount of $9.5 million on the Term Loans.

Expenses reimbursed

(in thousands of $)	2012	2011
Expenses reimbursed	27	22

General and administrative expenses, which are incurred by us are billed to the Owners. Refer to the discussion on administrative expenses below.

Interest expense

(in thousands of $)	2012	2011
Interest expense	(2,638)	(3,449)

Interest expense decreased in 2012 as compared to 2011 primarily due to a decrease in the outstanding principal balance on the Term Notes payable. We repaid total principal amounts of $9.5 million on the Term Notes in each of April 2011 and April 2012.

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

Tabular disclosure of contractual obligations

As at December 31, 2013, we had the following contractual obligations and commitments:

(in $'000)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term Notes	9,526	9,525	—	—	19,051
Interest on Term Notes	1,014	203	—	—	1,217
Total contractual obligations	10,540	9,728	—	—	20,268

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

None of the instruments issued by us are for trading purposes.  We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors"

Quantitative information about the instruments as at December 31, 2013 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015. The table below provides the final principal payments on the Term Notes.

(in thousands of $) Scheduled payment date
April 1, 2014	9,526
April 1, 2015	9,525
19,051

The outstanding amount of Term Notes at December 31, 2013 was $19.1 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
California Petroleum Transport Corporation

We have audited the accompanying balance sheets of California Petroleum Transport Corporation (the "Company") as of December 31, 2013 and December 31, 2012 and the related statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Petroleum Transport Corporation as of December 31, 2013 and December 31, 2012, the results of its operations and cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway
March 25, 2014

California Petroleum Transport Corporation
Balance Sheets as of December 31, 2013 and 2012

(in thousands of US$)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	1	1
Current portion of Term Loans	9,526	9,526
Interest receivable	406	609
Other current assets	15	25
Total current assets	9,948	10,161
Term Loans, less current portion	9,426	18,868
Deferred charges	99	183
Total assets	19,473	29,212
LIABILITIES AND EQUITY
Current liabilities:
Accrued interest	406	609
Current portion of Term Notes	9,526	9,526
Other current liabilities	15	25
Total current liabilities	9,947	10,160
Term Notes, less current portion	9,525	19,051
Total liabilities	19,472	29,211
Equity
Share capital	1	1
Total liabilities and equity	19,473	29,212

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2013, 2012 and 2011
(in thousands of US$)

	2013	2012	2011
Revenue
Interest income	1,910	2,721	3,533
Expenses reimbursed	20	27	22
Total operating revenues	1,930	2,748	3,555
Expenses
General and administrative expenses	(20)	(27)	(22)
Amortization of debt issue costs	(84)	(83)	(84)
Interest expense	(1,826)	(2,638)	(3,449)
	(1,930)	(2,748)	(3,555)
Net income	—	—	—
Retained earnings, beginning of year	—	—	—
Retained earnings, end of year	—	—	—

See accompanying notes to the financial statements.

California Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
(in thousands of US$)

	2013	2012	2011
Net income	—	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	84	83	84
Changes in operating assets and liabilities:
Interest receivable	203	203	202
Other current assets	10	(10)	8
Accrued interest	(203)	(203)	(202)
Other current liabilities	(10)	10	(8)
Net cash provided by operating activities	84	83	84
Cash flows from investing activities
Collections on Term Loans	9,442	9,443	9,442
Net cash provided by investing activities	9,442	9,443	9,442
Cash flows from financing activities
Repayments of Term Notes	(9,526)	(9,526)	(9,526)
Net cash used in financing activities	(9,526)	(9,526)	(9,526)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	1	1	1
Cash and cash equivalents at end of year	1	1	1

Supplemental disclosure of cash flow information:
Interest paid	2,029	2,841	3,651

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

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full over two years with maturity on April 1, 2015.

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

5.           DEFERRED CHARGES

(in thousands of $)	2013	2012
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,301)	(3,217)
	99	183

6.           TERM NOTES

(in thousands of $)	2013	2012
8.52% Term Notes due 2015	19,051	28,577
Total debt	19,051	28,577
Less: short-term portion	(9,526)	(9,526)
	9,525	19,051

The outstanding debt as of December 31, 2013 is repayable as follows:

(in thousands of $)
2014	9,526
2015	9,525
19,051

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At December 31, 2013 and 2012, the Company was in compliance with these covenants.

As of December 31, 2013, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	2013	2012
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at December 31, 2013 and 2012 are as follows:

(in thousands of $)	2013 Fair Value	2013 Carrying Value	2012 Fair Value	2012 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	18,781	18,952	27,883	28,394
Term Notes	18,880	19,051	28,063	28,577

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	2013 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	18,781	—	18,781	—
Financial liabilities:
Term Notes	18,880	—	18,880	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans is based on the market price achieved in the last significant trading of the Term Notes.

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

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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
Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 in its report entitled Internal Control-Integrated Framework. Based upon that evaluation our management, including our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of December 31, 2013.

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

Name	Age	Position with Company
Damian A. Perez	35	President, Treasurer and Assistant Secretary
Frank B. Bilotta	53	Director, Vice President, Assistant Treasurer and Assistant Secretary
Timothy O'Connor	42	Director, Vice President, Assistant Treasurer and Assistant Secretary
Christopher Thompson	45	Director, Vice President, Assistant Treasurer and Assistant Secretary
John L. Fridlington	45	Secretary, Vice President and Assistant Secretary

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

The following table provides information as of March 25, 2014 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 25, 2014.

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

The following table summarizes fees we have paid to our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2013	2012
Audit fees (1)	$19,500	$26,700
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$19,500	$26,700

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

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and 2012

Statements of Operations and Retained Earnings for the Years Ended December 31, 2013, 2012 and 2011

Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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
101

The following materials from California Petroleum Transportation Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2013 and 2012; (ii) Statements of Operations and Retained Earnings for the years ended December 31, 2013, 2012 and 2011; (iii) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (iv) Notes to Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California Petroleum Transport Corporation
(Registrant)

Date	March 25, 2014	By	/s/ Damian A. Perez
Damian A. Perez
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 25, 2014	By	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer

Date	March 25, 2014	By	/s/ Timothy O'Connor
Timothy O'Connor
Director