Form 10-Q
period 2014-03-31
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2014-05-13
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 13, 2014

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

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charter hire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC's petroleum production levels and world wide oil consumption and storage, changes in the Company's operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission, or the Commission.

We caution readers of this report not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward looking statements. Please see our Risk Factors in Item 3 of our annual report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of these and other risks and uncertainties.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at March 31, 2014 and December 31, 2013
(in thousands of US$)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	1	1
Current portion of Term Loans	9,526	9,526
Interest receivable	812	406
Other current assets	10	15
Total current assets	10,349	9,948
Term Loans, less current portion	9,447	9,426
Deferred charges	78	99
Total assets	19,874	19,473

LIABILITIES AND EQUITY
Current liabilities
Accrued interest	812	406
Current portion of Term Notes	9,526	9,526
Other current liabilities	10	15
Total current liabilities	10,348	9,947
Term Notes, less current portion	9,525	9,525
Total liabilities	19,873	19,472
Equity
Share capital	1	1
Total liabilities and equity	19,874	19,473

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2014 and 2013
(in thousands of US$)

	Three months ended March 31
	2014	2013
Revenue
Interest income	427	630
Expenses reimbursed	6	6
Net operating revenues	433	636
Expenses
Administrative expenses	(6)	(6)
Amortization of debt issue costs	(21)	(21)
Interest expense	(406)	(609)
Total operating expenses	(433)	(636)
Net income	—	—
Retained earnings, beginning of period	—	—
Retained earnings, end of period	—	—

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013
(in thousands of US$)

	Three month period ended March 31,
	2014	2013
Net income	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	21	21
Amortization of issue discount on loan receivable	(21)	(21)
Changes in operating assets and liabilities:
Interest receivable	(406)	(608)
Other current assets	5	9
Accrued interest	406	608
Other current liabilities	(5)	(9)
Net cash provided by operating activities	—	—
Cash flows from investing activities
Collections on Term Loans	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities
Repayment of Term Notes	—	—
Net cash used in financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	—	—

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(e)           Recently Issued Accounting Pronouncements

There were no new accounting standards implemented in 2014 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full by April 1, 2015.

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

5.           DEFERRED CHARGES

(in thousands of $)	March 31, 2014	December 31, 2013
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,322)	(3,301)
	78	99

6.           TERM NOTES

(in thousands of $)	March 31, 2014	December 31, 2013
8.52% Term Notes due 2015	19,051	19,051
Less: short-term portion	(9,526)	(9,526)
	9,525	9,525

The outstanding debt as of March 31, 2014 is repayable as follows:

(in thousands of $)
2014	9,526
2015	9,525
19,051

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2014 and December 31, 2013, the Company was in compliance with these covenants.

As of March 31, 2014, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	March 31, 2014	December 31, 2013
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at March 31, 2014 and December 31, 2013 are as follows:

(in thousands of $)	Mar 31, 2014 Fair Value	Mar 31, 2014 Carrying Value	Dec 31, 2013 Fair Value	Dec 31, 2013 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	18,994	18,973	18,781	18,952
Term Notes	19,072	19,051	18,880	19,051

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	Mar 31, 2014 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	18,994	—	18,994	—
Financial liabilities:
Term Notes	19,072	—	19,072	—

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three month period ended March 31, 2014 and 2013.

Interest income

	Three months ended March 31
(in thousands of $)	2014	2013
Interest income	427	630

Interest income decreased in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

	Three months ended March 31
(in thousands of $)	2014	2013
Expenses reimbursed	6	6

Administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on administrative expenses below.

Interest expense

	Three months ended March 31
(in thousands of $)	2014	2013
Interest expense	(406)	(609)

The decrease in interest expense for the three months ended March 31, 2014 compared to the same period in 2013 is consistent with expectations resulting from the interest being charged on a lower principal balance.

Administrative expenses

	Three months ended March 31
(in thousands of $)	2014	2013
Administrative expenses	(6)	(6)

Administrative expenses which comprise audit fees and other costs are billed to the owners.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Term Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At March 31, 2014 and December 31, 2013, the Company was in compliance with these covenants.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current effect or that are reasonably likely to have a material future effect on its financial condition, revenues or expenses, liquidity, capital expenditures or capital reserves.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None of the instruments issued by us are for trading purposes. We are exposed to business risk inherent in the international tanker market as outlined in "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013.

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

Quantitative information about market risk instruments as of March 31, 2014 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015.

The table below provides the final principal payments on the Term Notes.

Scheduled payment date	$'000
April 1, 2014	9,526
April 1, 2015	9,525
Total debt	19,051

The outstanding amount of Term Notes as of March 31, 2014 was $19.1 million.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Commission on March 25, 2014.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS	XBRL	Instance Document
101.	SCH	XBRL	Taxonomy Extension Schema
101.	CAL	XBRL	Taxonomy Extension Schema Calculation Linkbase
101.	LAB	XBRL	Taxonomy Extension Schema Label Linkbase
101	DEF	XBRL	Taxonomy Extension Definition Linkbase
101.	PRE	XBRL	Taxonomy Extension Schema Presentation Linkbase

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Petroleum Transport Corporation (Registrant)

Date: May 13, 2014	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)