Form 10-Q
period 2014-06-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2014-08-12
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 12, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at June 30, 2014 and December 31, 2013
(in thousands of US$)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	1	1
Current portion of Term Loans	9,468	9,526
Interest receivable	203	406
Other current assets	10	15
Total current assets	9,682	9,948
Term Loans, less current portion	—	9,426
Deferred charges	57	99
Total assets	9,739	19,473

LIABILITIES AND EQUITY
Current liabilities
Accrued interest	203	406
Current portion of Term Notes	9,525	9,526
Other current liabilities	10	15
Total current liabilities	9,738	9,947
Term Notes, less current portion	—	9,525
Total liabilities	9,738	19,472
Equity
Share capital	1	1
Total liabilities and equity	9,739	19,473

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month and six month periods ended June 30, 2014 and 2013
(in thousands of US$)

	Three month period ended June 30,		Six month period ended June 30,
	2014	2013	2014	2013
Revenue
Interest income	224	426	650	1,056
Expenses reimbursed	3	3	8	9
Net operating revenues	227	429	658	1,065
Expenses
Administrative expenses	(3)	(3)	(8)	(9)
Amortization of debt issue costs	(21)	(21)	(42)	(42)
Interest expense	(203)	(405)	(608)	(1,014)
Total operating expenses	(227)	(429)	(658)	(1,065)
Net income	—	—	—	—
Retained earnings, beginning of period	—	—	—	—
Retained earnings, end of period	—	—	—	—

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013
(in thousands of US$)

	Six month period ended June 30,
	2014	2013
Net income	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	42	42
Amortization of issue discount on loan receivable	(42)	(42)
Changes in operating assets and liabilities:
Interest receivable	203	203
Other current assets	5	16
Accrued interest	(203)	(203)
Other current liabilities	(5)	(16)
Net cash provided by operating activities	—	—
Cash flows from investing activities
Collections on Term Loans	9,526	9,526
Net cash provided by investing activities	9,526	9,526
Cash flows from financing activities
Repayment of Term Notes	(9,526)	(9,526)
Net cash used in financing activities	(9,526)	(9,526)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	811	1,217

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

Currently, the Owners charter three of the Vessels to Chevron under bareboat charters that are expected to provide sufficient payments to cover the Owners' obligations to the Company. CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited and CalPetro Tankers (IOM) Limited received no notice from Chevron to terminate their bareboat charters by the required dates. Consequently, the charters are currently scheduled to continue until April 1, 2015. In July 2014, the Owners received a request from Chevron to terminate each of the three bareboat charters early. Such early termination would also result in the full redemption of all the outstanding Term Notes and Term Loans. The Owners are currently in discussion with Chevron on this matter.

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

5.           DEFERRED CHARGES

(in thousands of $)	June 30, 2014	December 31, 2013
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,343)	(3,301)
	57	99

6.           TERM NOTES

(in thousands of $)	June 30, 2014	December 31, 2013
8.52% Term Notes due 2015	9,525	19,051
Less: short-term portion	(9,525)	(9,526)
	—	9,525

The outstanding debt as of June 30, 2014 is repayable as follows:

(in thousands of $)
2015	9,525
9,525

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30, 2014 and December 31, 2013, the Company was in compliance with these covenants.

As of June 30, 2014, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	June 30, 2014	December 31, 2013
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at June 30, 2014 and December 31, 2013 are as follows:

(in thousands of $)	June 30, 2014 Fair Value	June 30, 2014 Carrying Value	December 31, 2013 Fair Value	December 31, 2013 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	9,477	9,468	18,781	18,952
Term Notes	9,534	9,525	18,880	19,051

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	June 30, 2014 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	9,477	—	9,477	—
Financial liabilities:
Term Notes	9,534	—	9,534	—

(in thousands of $)	December 31, 2013 Fair value	Level 1	Level 2		Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—	—
Term Loans	18,781	—	18,781	—	—
Financial liabilities:
Term Notes	18,880	—	18,880	—	—

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

9. SUBSEQUENT EVENT

In July 2014, the Owners received a request from Chevron to terminate each of the three bareboat charters early and not April 1, 2015 as scheduled. Such early termination would also result in the full redemption of all the outstanding Term Notes and Term Loans. The Owners are currently in discussion with Chevron on this matter.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and six month period ended June 30, 2014 and 2013.

Interest income

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2014	2013	2014	2013
Interest income	224	426	650	1,056

Interest income decreased in the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2014	2013	2014	2013
Expenses reimbursed	3	3	8	9

Administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on administrative expenses below.

Interest expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2014	2013	2014	2013
Interest expense	(203)	(405)	(608)	(1,014)

The decrease in interest expense for the three months and six months ended June 30, 2014 compared to the same periods in 2013 is consistent with expectations resulting from the interest being charged on a lower principal balance.

Administrative expenses

	Three months ended June 30,		Six months ended June 30,
(in thousands of $)	2014	2013	2014	2013
Administrative expenses	(3)	(3)	(8)	(9)

Administrative expenses which comprise audit fees and other costs are billed to the owners.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Term Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At June 30, 2014 and December 31, 2013, the Company was in compliance with these covenants.

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

Quantitative information about market risk instruments as of June 30, 2014 is as follows:

Term Notes

The principal balances of the Term Notes accrue interest at a rate of 8.52% per annum. The outstanding amount as of June 30, 2014 was $9.5 million and this amount is due to be repaid in full on April 1, 2015.

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and are to be repaid in full on April 1, 2015 on the same basis as the Term Notes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

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

California Petroleum Transport Corporation (Registrant)

Date: August 12, 2014	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)