Form 10-Q
period 2014-09-30
CALIFORNIA PETROLEUM TRANSPORT CORP
filed 2014-11-13
CIK 923649

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	033-79220

California Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3232976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 13, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

California Petroleum Transport Corporation
Unaudited Balance Sheets as at September 30, 2014 and December 31, 2013
(in thousands of US$)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	1	1
Current portion of Term Loans	9,525	9,526
Interest receivable	406	406
Other current assets	15	15
Total current assets	9,947	9,948
Term Loans, less current portion	—	9,426
Deferred charges	—	99
Total assets	9,947	19,473

LIABILITIES AND EQUITY
Current liabilities
Accrued interest	406	406
Current portion of Term Notes	9,525	9,526
Other current liabilities	15	15
Total current liabilities	9,946	9,947
Term Notes, less current portion	—	9,525
Total liabilities	9,946	19,472
Equity
Share capital	1	1
Total liabilities and equity	9,947	19,473

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month and nine month periods ended September 30, 2014 and 2013
(in thousands of US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2014	2013	2014	2013
Revenue
Interest income	260	427	911	1,483
Expenses reimbursed	5	3	13	12
Net operating revenues	265	430	924	1,495
Expenses
Administrative expenses	(5)	(3)	(13)	(12)
Amortization of debt issue costs	(57)	(21)	(99)	(63)
Interest expense	(203)	(406)	(812)	(1,420)
Total operating expenses	(265)	(430)	(924)	(1,495)
Net income	—	—	—	—
Retained earnings, beginning of period	—	—	—	—
Retained earnings, end of period	—	—	—	—

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013
(in thousands of US$)

	Nine month period ended September 30,
	2014	2013
Net income	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred debt issue costs	99	63
Amortization of issue discount on loan receivable	(99)	(63)
Changes in operating assets and liabilities:
Interest receivable	—	203
Other current assets	—	11
Accrued interest	—	(203)
Other current liabilities	—	(11)
Net cash provided by operating activities	—	—
Cash flows from investing activities
Collections on Term Loans	9,525	9,526
Net cash provided by investing activities	9,525	9,526
Cash flows from financing activities
Repayment of Term Notes	(9,525)	(9,526)
Net cash used in financing activities	(9,525)	(9,526)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	1	1

Supplemental disclosure of cash flow information
Interest paid	812	1,217

See notes to the unaudited financial statements.

California Petroleum Transport Corporation
Notes to the unaudited financial statements

1.           DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

California Petroleum Transport Corporation (the "Company"), which is incorporated in Delaware, is a special purpose corporation that was organized solely for the purpose of issuing, as agent on behalf of CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (Bahamas III) Limited and CalPetro Tankers (IOM) Limited (each an "Owner" and, together the "Owners"), $167,500,000 Serial First Preferred Mortgage Notes, or the Serial Notes, and $117,900,000 8.52% First Preferred Mortgage Notes due in 2015, which we refer to as the Term Notes and together with the Serial Notes as the Notes. The Serial Notes were fully repaid April 1, 2006 and the Term Notes were fully repaid on October 1, 2014. The proceeds from the sale of the Notes were applied by way of long-term loans, being Serial Loans in respect of the Serial First Preferred Mortgage Notes and Term Loans in respect of the First Preferred Mortgage Notes due in 2015, to the Owners to fund the acquisition of four vessels (the "Vessels") from Chevron Transport Corporation ("Chevron"). The four vessels were then chartered out to Chevron under bareboat charters.

The charter for one of the four vessels, the m.t. Front Voyager, was terminated on April 1, 2010. The vessel was sold and delivered to its new owners on April 8, 2010. The net proceeds from the sale were used to retire a portion of the Term Notes.

In July 2014, the Owners received a request from Chevron to terminate the remaining three charters six months early, and subsequently entered into an early termination agreement (the “ETA”) with Chevron. Under the ETA, Chevron prepaid the charter hire up to the original termination date (subject to certain adjustments) and exercised its purchase option under the charters to purchase the remaining three vessels. The charter hire payments made by Chevron under the ETA were used to retire all remaining Term Notes. The closing for all transactions under the ETA and the retirement of all remaining Term Notes occurred on October 1, 2014. See Note 9.

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

3.           TERM LOANS

The principal balances of the Term Loans earn interest at a rate of 8.52% per annum and were repaid in full on October 1, 2014. See Note 9.

4.           TERM LOANS COLLATERAL

The Term Loans were collateralized by first preferred mortgages on the Vessels to the Company. The earnings and insurance relating to the Vessels subject to the charters with Chevron were collaterally assigned pursuant to an assignment of earnings and insurance to the Company, which in turn has assigned such assignment of earnings and insurance to The Bank of New York Mellon as the collateral trustee (the "Trustee"). The charters with Chevron and the Chevron Guarantees (where the obligations of Chevron are guaranteed by Chevron Corporation) relating to the Vessels were collaterally assigned pursuant to the assignment of initial charter and assignment of initial charter guarantee to the Company, which in turn has assigned such assignments to the collateral trustee.  The capital stock of each of the Owners has been pledged to the Company pursuant to stock pledge agreements which have also been collaterally assigned to the Trustee. All of the collateral was released on October 1, 2014 simultaneously with the closing of the transactions under the ETA and the retirement of all remaining Term Notes.

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

5.           DEFERRED CHARGES

(in thousands of $)	September 30, 2014	December 31, 2013
Debt arrangement fees	3,400	3,400
Accumulated amortization	(3,400)	(3,301)
	—	99

6.           TERM NOTES

(in thousands of $)	September 30, 2014	December 31, 2013
8.52% Term Notes due 2015	9,525	19,051
Less: short-term portion	—	(9,526)
	9,525	9,525

The outstanding debt as of September 30, 2014 was repaid in full on October 1, 2014. See Note 9.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2014 and December 31, 2013, the Company was in compliance with these covenants.

As of September 30, 2014, the effective interest rate for the Term Notes of the Company was 8.52%.

7.           SHARE CAPITAL

(in thousands of $)	September 30, 2014	December 31, 2013
Authorized, issued and fully paid share capital:
1,000 shares of $1.00 each	1	1

8.           FINANCIAL INSTRUMENTS

Fair values

The carrying value and estimated fair value of the Company's financial instruments at September 30, 2014 and December 31, 2013 are as follows:

(in thousands of $)	September 30, 2014 Fair Value	September 30, 2014 Carrying Value	December 31, 2013 Fair Value	December 31, 2013 Carrying Value
Cash and cash equivalents	1	1	1	1
Term Loans	9,525	9,525	18,781	18,952
Term Notes	9,525	9,525	18,880	19,051

The estimated fair value of financial assets and liabilities are as follows:

(in thousands of $)	September 30, 2014 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	9,525	—	9,525	—
Financial liabilities:
Term Notes	9,525	—	9,525	—

(in thousands of $)	December 31, 2013 Fair value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	1	1	—	—
Term Loans	18,781	—	18,781	—
Financial liabilities:
Term Notes	18,880	—	18,880	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument;

Cash and cash equivalents - the carrying value is a reasonable estimate of fair value.

Term Loans – the estimated fair value of the Term Loans at December 31, 2013 is based on the market price achieved in the last significant trading of the Term Notes. The estimated fair value at September 30, 2014 is the amount that was received in October 2014 upon early redemption. See Note 9.

Term Notes – the estimated fair value of the Term Notes at December 31, 2013is based on the market price achieved in the last significant trading of the Term Notes (level two per ASC Topic 820).The estimated fair value at September 30, 2014 is the amount that was paid in October 2014 upon early redemption. See Note 9.

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

9. SUBSEQUENT EVENT

Pursuant to an Early Termination Agreement entered into between the Company, CalPetro Tankers (Bahamas I) Limited ("CPT I"), CalPetro Tankers (Bahamas II) Limited ("CPT II"), CalPetro Tankers (IOM) Limited ("CPT IOM" and together with CPT I and CPT II, the "Owners"), and Chevron (the "Charterer"); (1) the existing bareboat charters for the vessels Altair Voyager, Cygnus Voyager and Sirius Voyager (together, the "Vessels"), which were owned by the Owners, were terminated as of October 1, 2014; (2) the charter hire payments paid in connection with the Early Termination Agreement were used to redeem the remaining outstanding Term Notes on October 1, 2014 pursuant to the terms of the indenture governing the Notes; and (3) the Vessels were sold to the Charterer pursuant to the provisions of the bareboat charters for the Vessels. The outstanding balance of the Term Loans was also repaid in full on October 1, 2014. Following the early redemption of the outstanding Term Notes and the repayment of the Term Loans it is expected that the Company will be dissolved as it will serve no business purpose.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013

Amounts included in the following discussion are derived from our unaudited interim financial statements for the three and nine month period ended September 30, 2014 and 2013.

Interest income

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2014	2013	2014	2013
Interest income	260	427	911	1,483

Interest income decreased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to a decrease in the principal balance of Term Loans receivable.

Expenses reimbursed

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2014	2013	2014	2013
Expenses reimbursed	5	3	13	12

Administrative expenses, which are incurred by us are billed to the Owners. Please see the discussion on administrative expenses below.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2014	2013	2014	2013
Interest expense	(203)	(406)	(812)	(1,420)

The decrease in interest expense for the three months and nine months ended September 30, 2014 compared to the same periods in 2013 is consistent with expectations resulting from the interest being charged on a lower principal balance.

Administrative expenses

	Three months ended September 30,		Nine months ended September 30,
(in thousands of $)	2014	2013	2014	2013
Administrative expenses	(5)	(3)	(13)	(12)

Administrative expenses which comprise audit fees and other costs are billed to the owners.

Liquidity and Capital Resources

We are a passive entity, and our activities are limited to collecting cash from the Owners and making repayments on the Term Notes. We have no source of liquidity and no capital resources other than the cash receipts attributable to the Term Loans.

The Term Notes bear interest at a rate of 8.52% per annum. Interest is payable semi-annually. The Term Notes include certain covenants such as restriction on the payment of dividends and making additional loans or advances to affiliates. At September 30, 2014 and December 31, 2013, the Company was in compliance with these covenants.

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

Quantitative information about market risk instruments as of September 30, 2014 is as follows:

Term Notes

Pursuant to an Early Termination Agreement entered into between the Company, CalPetro Tankers (Bahamas I) Limited ("CPT I"), CalPetro Tankers (Bahamas II) Limited ("CPT II"), CalPetro Tankers (IOM) Limited ("CPT IOM" and together with CPT I and CPT II, the "Owners"), and Chevron (the "Charterer"); (1) the existing bareboat charters for the vessels Altair Voyager, Cygnus Voyager and Sirius Voyager (together, the "Vessels"), which were owned by the Owners, were terminated as of October 1, 2014; (2) the charter hire payments paid in connection with the Early Termination Agreement were used to redeem the remaining outstanding Term Notes in October 2014 pursuant to the terms of the indenture governing the Notes; and (3) the Vessels were sold to the Charterer pursuant to the provisions of the bareboat charters for the Vessels. The outstanding balance of the Term Loans was also repaid in full in October 2014.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline Ltd., concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

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

4.15
Early Termination Agreement between California Petroleum Transport Corporation, CalPetro Tankers (Bahamas I) Limited, CalPetro Tankers (Bahamas II) Limited, CalPetro Tankers (IOM) Limited and Chevron Transport Corporation Ltd. dated as of September 15, 2014.

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

California Petroleum Transport Corporation (Registrant)

Date: November 13, 2014	By:	/s/ Damian A. Perez
Damian A. Perez
Director, President and Treasurer (Principal Executive Officer and Principal Financial Officer)